Form 10-Q
period 2007-12-31
Espre Solutions Inc
filed 2008-02-19
CIK 1304588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51577
ESPRE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	68-0576847 (I.R.S. Employer Identification No.)

5700 W. Plano Parkway, Suite 2600, Plano, Texas (Address of principal executive offices)	75093 (Zip Code)
(214) 254-3708
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes     ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 332,717,549 shares of Common Stock as of January 31, 2008.

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$3,297,089	$3,850,666
Accounts receivable, net	1,808	251,050
Prepaid expenses and advances	113,418	34,564

Total current assets	3,412,315	4,136,280

Equipment, net	329,154	296,758
Intangible assets, net	72,526	73,191
Loans to related parties	69,432	69,432
Other assets	114,847	97,292

Total assets	$3,998,273	$4,672,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$395,000
Accounts payable and accrued expenses	1,082,451	1,449,397

Total current liabilities	1,107,451	1,844,397

Deferred revenue — related party	—	1,000,000
Minority interest	1,413,741	348,093

Stockholders’ equity

Common shares — $0.001 par value; authorized 500,000,000 shares; and 329,217,550 and 318,522,499 shares issued and outstanding , respectively	329,217	318,523

Additional paid-in capital	75,458,285	72,383,030

Stock subscription receivable	(10,000)	(190,000)

Retained equity (deficit)	(74,300,421)	(71,031,090)

Total stockholders’ equity	1,477,081	1,480,463

Total liabilities and stockholders’ equity (deficit)	$3,998,273	$4,672,953

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three Months Ended December 31
(Unaudited)

	2007	2006
Revenue:
Software licensing fees	$1,000,000	$2,240,000
Custom engineering fees	44,842	233,250
Other	41,116	7,626

Total revenue	1,085,958	2,480,876

Expenses:
General, administrative and selling expenses	2,037,184	1,093,428
Research and development	565,754	84,600
Stock based compensation	1,996,741	1,084,074
Stock and options for services	105,209	—
Amortization and depreciation	31,762	23,347

Total operating expenses	4,736,650	2,285,449

Loss from operations	(3,650,690)	195,427
Interest expense	—	(7,848)

Net loss before minority interest	(3,650,665)	187,579

Minority interest	381,359	—

Net income (loss)	$(3,269,331)	$187,579

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	324,093,718	205,085,889

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three Months Ended December 31
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss) for period	$(3,269,331)	$187,579

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	105,209	—
Stock based compensation	1,996,741	1,084,074
Amortization and depreciation	31,762	23,347
Minority interest	(381,359)	—
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	150,000
Accounts receivable	249,242	(2,048,220)
Prepaid expenses	(78,854)	928
Other assets	(17,555)	4,400
Accounts payable and accrued expenses	(366,947)	443,962

Total cash used in operating activities	(2,731,092)	(153,930)

Net cash used in investing activities:
Purchase of equipment	(51,922)	1,411
Purchase of intangible assets	(11,571)	(35,991)

Net cash used in investing activities	(63,493)	(34,580)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	(97,985)
Proceeds from sale of stock	714,000	—
Minority capital raised	1,447,008	—
Receipts of stock subscriptions receivable	180,000	—

Net cash provided (used in) by financing activities	2,241,008	(97,985)

Net increase in cash	(553,577)	(286,495)

Cash, beginning of period	3,850,666	291,426

Cash, end of period	$3,297,089	$4,931

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$7,848

Non-cash transactions:

Issuance of common stock to retire debt	$270,000	$—

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDARY
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock
			Additional
	Number of		Paid-In	Subscriptions
	Shares	Par Value	Capital	Receivable	Retained Deficit	Total
Balance, October 1, 2007	318,522,499	$318,522	$72,383,030	$(190,000)	$(71,031,090)	$1,480,462
Private Placements	8,608,334	8,608	705,392	180,000	—	894,000
Stock Based Compensation	—	—	1,996,741	—	—	1,996,741
Issuance of common stock to guarantee note payable	1,500,000	1,500	268,500	—	—	270,000
Stock for services	586,717	587	104,622	—	—	105,209
Net Loss	—	—	—	—	(3,269,331)	(3,269,331)

Balance, December 31, 2007	329,217,550	$329,217	$75,458,285	$(10,000)	$(74,300,421)	$1,477,081

The accompanying notes are an integral part of these condensed financial statements

ESPRE SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND CONTROLLED SUBSIDIARY
The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes such disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.
It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10/A for the year ended September 30, 2007.
On April 27, 2007 the Company and Leighton, its President (“Leighton”), founded Blideo each with a 40% interest. The Company and Leighton control Blideo and it has therefore been consolidated in these condensed consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiary. All intercompany transactions have been eliminated in consolidation.
Reclassifications
Prior year’s information is reclassified whenever necessary to conform to current year’s presentation.
Recent pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 was effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is in the process of evaluating the impact of adoption of FIN 48 will have on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on October 1, 2009, and is currently evaluating the impact of such adoption on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 on October 1, 2009, and is currently evaluating the impact of such adoption on its financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. GOING CONCERN AND MANAGEMENT’S PLAN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant and recurring losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to achieve profitability and to generate cash either from operations or financing.
Management’s plan is as follows:
•	Market its principal product, ESPRE Live, to customers wishing to build applications using video and provide custom engineering services to those customers as requested.

•	Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well defined application strategies that require ESPRE Live to develop them.

•	Launch Blideo as an application service provider

•	Establish independent sales agreements with representatives to sell its products and services. The Company will actively pursue the engagement of additional independent sales representatives who can distribute the Company’s existing video products and services both domestically and internationally.

•	Obtain additional debt and equity financing.
In the period from inception to December 31, 2007 the Company has transacted a substantial amount of its business with related parties. The Company continues to be dependent on revenues from these related parties. The achievement of profitability and the ability to generate cash flows from operations is dependent upon, amongst other things, the acceptance of the Company’s products and services, competition from other products and the deployment of video applications by our customers. There is no assurance that management’s plan will be successful. Accordingly, substantial doubts exist about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
4. INVESTMENT IN AND LOANS TO RELATED PARTIES
Blideo Inc.
On April 24, 2007, prior to joining the Company, Leighton founded Blideo Inc. (“Blideo”) and invested $200,000 in May 2007 and $300,000 in July 2007. The Company invested the same amounts in the same time periods. In May of 2007, Blideo acquired an exclusive license from Media Distribution Solutions. LLC (“MDS”), a customer of the Company since April 2006, for the distribution and use of MDS’s software in any social networking application for $175,000 plus certain ongoing royalties. In September 2007, Espre’s Vice President — Sales invested $125,000 in Blideo. Certain former officers and employees of the Company are now officers and employees of Blideo. Subsequent to year end, on October 31, 2007, the Company licensed ESPRE Live on a non-exclusive basis to Blideo for five (5) years for a one time license fee of $1,000,000 plus 1% of gross revenues.
As an integral part of this agreement, Blideo agreed to pay the Company $700,000 for engineering and design services to build the Blideo Application Release 1.0 from September 1, 2007 to March 31, 2008. The $700,000 contract engineering fees paid for core technology development will decrease the license fee. As part of this license the Company has agreed not to contract with any application service provider that plans to launch a service competitive to Blideo’s for one year following the acceptance by Blideo of the application the Company is designing and building. In addition, Blideo is obligated to pay the Company a product maintenance fee for the application the Company is building for Blideo of $70,000 for the first year commencing September 2007 and thereafter at a rate to be negotiated. In addition, the Company provides office accommodation and accounting services to Blideo for $2,000 and $500 per month on a month to month basis. The Company believes all related party transactions have been consummated on terms equivalent to those that prevail in arms’ length transactions.
The assets of Blideo are not available to the Company other than through the contractual agreements more fully described above.

5. NOTES PAYABLE TO RELATED PARTIES
Notes payable —consisted of the following:

	December 31,	September 30,
	2007	2007
Contingent repurchase agreement to Video Software Partners, secured by certain software products, payable on February 1, 2008, interest imputed at 10%	$—	$370,000
Note payable to a related individual, at 10%, due November 25, 2004, extended year to year, unsecured	25,000	25,000

	$25,000	$395,000

6. STOCKHOLDERS’ EQUITY
Common stock
Payments for Services
In the three months ended December 31, 2007 the Company issued a total of 586,717 shares of common stock for consulting, advisory and other services recorded at market value of $0.18 per share or $105,209.
Capital Raises
In the three months ended December 31, 2007 the Company issued 8,608,334 restricted common stock to accredited investors for cash with no demand or piggy-back registration rights. The company paid fees of $7,100 in connection with the sale of these common shares.
7. STOCK OPTIONS
Transactions and other information relating to options are summarized as follows:

Outstanding Stock Options			Exercisable Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at October 1, 2007	66,814,634	$0.10	18,986,301	$0.12
Granted during period	7,200,000	$0.09	3,014,423	$0.08

Outstanding at December 31, 2007	74,014,634	$0.10	22,000,724	$0.10

8. WARRANTS
Transactions and other information relating to warrants are summarized as follows:

Outstanding Warrants			Exercisable Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at October 1, 2007	44,019,716	$0.10	44,019,716	$0.10
Granted during period	—	—	—	—

Outstanding at December 31, 2007	44,019,716	$0.10	44,019,716	$0.10

All warrants have a term of five years.

9. CONCENTRATION OF CREDIT RISK AND DEPENDENCY
For the three months ended December 31, 2007 the Company had one sale to one customer who individually accounted for more 96% of the total gross sales for that period. For the three months ended December 31, 2006, the Company had sales to one customer who accounted for more than ten percent of the Company’s total gross sales for that period.
For the three months ended December 31, 2007 the Company purchased services one supplier who individually accounted for 82% percent of the Company’s total product and development and consulting fees for the period.
The Company maintains deposits in a financial institution that at times exceed amounts covered by the insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company believes that there is no significant risk with respect to these deposits.
10. DEFERRED INCOME TAXES
The Company reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount to the deferred asset as the realization of the deferred tax asset is uncertain. Deferred tax assets are as follows:

	2007	2006
Net operating losses	$19,624,000	$19,239,000
In- process research and development	1,329,000	1,528,000
Stock based compensation	587,000	1,386,000
Transition adjustment	217,000	217,000

	21,757,000	22,370,000
Less valuation	(21,757,000)	(22,370,000)

Net deferred tax assets	$—	$—

11. SUBSEQUENT EVENTS
In the period from January 1, 2008 to January 31, 2008 Blideo raised $250,000. As of December 31, 2008 the Company’s interest in Blideo was 30.44%, Leighton’s is 23.42% and Ianace’s is 3.09%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations for the Three Months Ended December 31, 2007
During the three months ended December 31, 2007, we generated revenues of $1,085,959 (compared with $2,480,876 in the same period last year or a decrease of 56%). The major components of revenue were:
•	In April 2007 we entered into a license agreement an exclusive right to use our technology license for the entertainment market for an initial amount of $1,000,000 and a further $450,000 contingent on our delivering certain design proofs of concept. The license agreement granted the license holder a put option which could have required us to repurchase the license for $2,000,000 at any time after January 31, 2008, and before April 31, 2010. The revenue from this license was deferred and is included on our balance sheet as deferred revenue at September 30, 2007. In December 2007, we concluded an agreement with the licensee to waive the put option in return for a waiver of the balance due under the license of $450,000, and accordingly we recorded the full license fee of $1,000,000 in the quarter ended December 31, 2007.

•	$44,000 for the design of our customers’ applications, including a major US carrier. We expect continued engineering revenues if and when these customers successfully deploy their product and/or service offerings.
For the three months ended December 31, 2007 our total operating expenses were $4,736,623 (compared to $2,285,449 in the same period last year). Product development and consulting expenses amounted to $595,754 (compared to $84,600 in last year or an increase of 250%).This substantial increase is primarily attributable to an increase in outsource engineering costs incurred in the development of ESPRE Live, the design of Blideo’s application and the provision of engineering services to third parties. For the three months ended December 31, 2007 our general, administrative and selling expenses were $2,037,159 (compared to $2,093,428 last year). In August 2007 we increased our sales and marketing staff by eight (8) persons in response to sales efforts and the planned launch of our ESPRE Live version 3.0 in January 2008 and we anticipate this higher expense level to continue into through 2008. We also incurred increased salary expenses related to our sales and marketing program and legal and accounting expenses relating to our becoming a fully reporting company.
Stock based compensation amounted to $1,996,741 (compared to $1,084,074 last year).
Liquidity and Capital Resources
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We sustained substantial and recurring losses for the period December 22, 2003 (inception) to December 31, 2007. As at December 31, 2007, we had $1,758,364 in cash (excluding Blideo’s cash of $1,538,725, over which we exercise no control) compared with $3,352,414 at September 30, 2007. Working capital at December 31, 2007, was $2,304,864 (compared with $2,291,883 at September 30, 2007) and we are not in default of any debt. However, our continued existence is dependent upon our ability to achieve profitability and to generate cash either from operations or financing.
Management’s financial plan is as follows
•	Market our principal product, ESPRE Live, to customers wishing to build applications using video and provide custom engineering services to those customers as requested. In August 2007 we expanded our sales and marketing staff to achieve this objective.

•	Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well-defined application strategies that require ESPRE Live to build them. Potential customers have been identified and we are in active negotiations with them. No assurance can be given however that we will be successful in entering into satisfactory commercial arrangements with these or other customers.

•	Establish independent sales agreements with representatives to sell our products and services. We will actively pursue the engagement of additional independent sales representatives that can distribute the Company’s existing video products and services both domestically and internationally. Potential partners have been identified and we are in active negotiations with them. No assurance can be given however that we will be successful in entering into satisfactory commercial arrangements with these or other partners.

•	Obtain additional debt and equity financing.
For the three months ended December 31, 2007 we used net cash of $2,731,068 ($153,930 in the same period last year) for operations and realized net cash of $2,241,008 from financing activities, primarily from the sale of our Common Stock and receipts of stock subscription receivables. The achievement of profitability and the ability to generate cash flows from operations will depend on, among other things, the acceptance of our products and services, competition, and the deployment of video applications by our customers. These matters by their nature contain uncertainties and our financial statements do not include any adjustments that might occur from future efforts. There is therefore substantial doubt about our ability to continue as a going concern.
Our current cash requirements are approximately $850,000 per month, principally for salaries, professional services and office expenses. Included in these expenditures is approximately $450,000 of development expense for the design and deployment of Blideo and other customers. Our capital expenditures (depending on our hiring program) which principally consist of computer equipment, test equipment and office requirements are approximately $15,000 per month. Based on our cash flow projections, we expect that while our cash requirements will continue at their current rate for the foreseeable future, we will be able to meet a portion of our cash requirements from the proceeds of agreements for our services and the sale of our products. However, we were cash flow negative for the balance of calendar 2007, expect to remain cash flow negative for calendar year 2008, and will therefore be dependent on the proceeds of the private sale of our equity securities.
As with any company engaged in the development of new technology, we have constantly been challenged by the need to find continuing and new sources of capital to meet our operating expenses. There can be no assurance that we will continue to be successful in obtaining financing, or that we will, as we now anticipate, be able to generate significant revenues from operations in calendar 2008, in which event we may be unable to proceed with our business operations. Substantial doubt exists about our ability to continue as going concern if we do not generate significant revenues from operations.
Critical Accounting Policies and Recent Accounting Pronouncements
The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s report on Form 10/A dated February 4, 2008. A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the company’s report on Form 10/A dated February 4, 2008. The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.
Forward-Looking Statements
All statements other than statements of historical fact included in this report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements. When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business and economic conditions, including, but not limited to, the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, and capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company as previously disclosed in the company’s report on Form 10/A dated February 4, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed
ITEM 4. Controls and Procedures
     Under the supervision and with the participation of our President and Chief Financial Officer (“CFO”), the Company’s disclosure controls and procedures were evaluated as of the end of the period covered by this report. Based on that evaluation, the Company’s President and CFO concluded that the company’s disclosure controls and procedures were effective.
     During the period covered by this report, there were no changes in the company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
     The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the company’s President and CFO have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART II — OTHER INFORMATION
Item 1	Legal Proceedings

None
Item 1A	Risk Factors

None
     There have been no material changes from the risk factors disclosed in Item 1A to Part I in the Company’s Report on Form 10/A dated February 4, 2008 for the year ended September 30, 2007
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended December 31, 2007, the Company issued 8,605,334 shares of restricted common stock to accredited investors for cash with no demand or piggy-back registration rights. These securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, promulgated thereunder.
Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 31.1 — Section 302 Certificate of Chief Executive Officer
Exhibit 31.2 — Section 302 Certificate of Chief Financial Officer
Exhibit 32.1 — Section 906 Certificate of Chief Executive Officer
Exhibit 32.2 — Section 906 Certificate of Chief Financial Officer

SIGNATURE
Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ESPRE SOLUTIONS, INC. Registrant
/s/ Peter Leighton Peter Leighton	President	February 19, 2008

/s/ Forres McGraw Forres McGraw	Chief Financial Officer	February 19, 2008