Form 10-Q
period 2008-03-31
Espre Solutions Inc
filed 2008-05-20
CIK 1304588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51577

ESPRE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	68-0576847
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5700 W. Plano Parkway, Suite 2600, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 341,462,075 shares of Common Stock as of April 30, 2008.

The consolidated financial statements of Espre Solutions, Inc. (the “Company”) contained in this Report on Form 10-Q have not been reviewed by the Company’s independent public accountant in accordance with Securities and Exchange Commission Rules 10-01(d) and 8-03.  The Company will file an amended Report when the review by its independent public accountant using professional standards and procedures for conducting such review has been completed.

¶

FORM 10-Q

CONTENTS

PART I — FINANCIAL INFORMATION (Unaudited)			PAGE

Item 1	—	Financial Statements
		Consolidated Balance Sheets at March 31, 2008 and September 30, 2007	3
		Consolidated Statements of Operations for the three and six months ended March 31, 2008 and 2007	4
		Consolidated Statements of Cash Flows for the three and six months ended March 31, 2008 and March 31, 2008	5
		Selected Notes to Consolidated Financial Statements	6
Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	—	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4	—	Controls and Procedures	10

PART II — OTHER INFORMATION

Item 1	—	Legal Proceedings	11
Item 1A	—	Risk Factors	11
Item 2	—	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	—	Defaults upon Senior Securities	11
Item 4	—	Submission of Matters to a Vote of Security Holders	11
Item 5	—	Other Information	11
Item 6	—	List of Exhibits	11
Signature			15
	EX-31.1 Section 302 Certification
	EX-31.2 Section 302 Certification
	EX-32.1 Section 906 Certification
	EX-32.2 Section 906 Certification

PART I — FINANCIAL INFORMATION

The consolidated financial statements of Espre Solutions,c Inc. (the "Company") contained in this Report on Form 10-Q have not been reviewed by the Company's independent public accountant in accordance with Securities and Exchange Commission Rules 10-01(d) and 8-03.  The Company will file an amended Report when the review by its independent public accountant using professional standards and procedures for conducting such review has been completed.

Item 1 — Financial Statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$1,374,728	$3,850,666
Accounts receivable	247,348	251,050
Prepaid expenses and advances	93,065	34,564
Total current assets	1,715,141	4,136,280

Equipment, net	341,992	296,758
Intangible assets, net	79,037	73,191
Loans to related parties	69,432	69,432
Other assets	124,124	97,292
Total assets	$2,329,726	$4,672,953

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$1,667,944
Accounts payable and accrued expenses	1,229,812	1,449,399
Total current liabilities	1,254,812	3,117,343

Deferred revenue — related party	-	1,000,000
Minority interest	1,186,414	348,093

Stockholders’ (deficit) equity

Common shares — $0.001 par value; authorized 500,000,000 shares; and 340,690,490 and 318,522,499 shares issued and outstanding , respectively	340,690	318,522
Additional paid-in capital	78,782,089	71,110,086
Stock subscription receivable	(28,500)	$(190,000)
Retained (deficit)	(79,205,779)	$(71,031,091)
Total stockholders’ equity	(111,500)	207,517
Total liabilities and stockholders’ (deficit) equity	$2,329,726	$4,672,953

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue:
Software licensing fees	$-	$-	$1,000,000	$1,990,000
Custom engineering fees	418,284	244,500	475,626	477,750
Other	13,380	116,534	63,130	124,160
Total revenue	431,664	361,034	1,538,756	2,591,910

Expenses:
General, administrative and selling expenses	2,441,707	1,218,772	5,211,890	2,383,800
General, administrative and selling expenses stock based compensation	1,801,577	1,726,334	3,798,318	2,810,408
Research and development	1.003,810	366,900	1,590,697	451,500
Amortization and depreciation	25,886	23,399	57,673	46,746
Total operating expenses	5,272,980	3,335,405	10,658,578	5,692,454
Loss from operations	(4,841,316)	(2,974,371)	(9,119,822)	(3,100,544)
Interest income	36,030	-	36,030	-
Interest expense	(1,575)	(1,836)	(1,575)	(9,684)
Net loss before minority interest	(4,806,861)	(2,976,207)	(9,085,367)	(3,110,228)

Minority interest	529,319	-	910,678	-
Net (loss)	$(4,277,542)	$(2,973,207)	$(8,174,689)	$(3,110,228)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and diluted	333,383,737	220,393,640	324,883,439	220,393,640

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six Months Ended March 31
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net (loss) for period	$(8,174,689)	$(3,110,228)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	732,477	200,000
Stock based compensation	3,798,318	2,810,408
Amortization and depreciation	57,673	46,746
Minority interest	(910,678)	-
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	150,000
Accounts receivable	3,702	(1,195,486)
Prepaid expenses	(58,501)	27,811
Other assets	(26,832)	(7,600)
Accounts payable and accrued expenses	(219,587)	254,809
Total cash used in operating activities	(5,798,117)	(823,540)

Net cash used in investing activities:
Purchase of equipment	(87,032)	(19,348)
Purchase of intangible assets	(21,721)	(127,580)
Loan to affiliate	-	(250,000)
Net cash used in investing activities	(108,753)	(396,928)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	102,957
Proceeds from sale of stock	1,781,932	1,140,000
Minority capital raised	1,749,000	-
Net cash provided by financing activities	3,430,932	1,242,957

Net decrease in cash	(2,475,938)	22,489

Cash, beginning of period	3,850,666	291,426

Cash, end of period	$1,374,728	$313,915

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	$619,000

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

On April 27, 2007 the Company and Peter Leighton, its President (“Leighton”), founded Blideo each with a 40% interest. The Company and Leighton control Blideo and it has therefore been consolidated in these condensed consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiary. All intercompany transactions have been eliminated in consolidation.

Reclassifications

Prior year’s information is reclassified whenever necessary to conform to current year’s presentation.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” effective July 1, 2005, which requires companies to record compensaton expense for stock options issued to employees or non-employee directors at the fair value of the options.  SFAS NO. 123R is effective for annual periods beginning after June 15, 2005.

The Company has adopted SFAS No. 123R using the “modified prospective application” and therefore, financial statements from periods ending prior to October 1, 2005  have not been restated.  The Company’s net loss for the three months ended March 31, 2008 and 2007 was $1,801,577 and $1,726,334, respectively higher than if it had continued to account for share-based compensation under APB No. 25.  The Company’s net loss for the six months ended March 31, 2008 and 2007 was $3,798,318 and $2,810,408, respectively higher than if it had continued to account for share-based compensation under APB No. 25.

Recent pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 , which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS No. 161 will have on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is in the process of evaluating the potential effect of adoption of SFAS 162.

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

Management’s plan is as follows:

●	Market its principal product, ESPRE Live, to customers wishing to build applications using video and provide custom engineering services to those customers as requested.

●	Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well defined application strategies that require ESPRE Live to develop them.

●	Launch Blideo as an application service provider

●	Obtain additional debt and equity financing.

●
Establish independent sales agreements with representatives to sell its products and services. The Company will actively pursue the engagement of additional independent sales representatives who can distribute the Company’s existing video products and services both domestically and internationally.

In the period from inception to March 31, 2008 the Company has transacted a substantial amount of its business with related parties. The Company continues to be dependent on revenues from these related parties. The achievement of profitability and the ability to generate cash flows from operations is dependent upon, amongst other things, the acceptance of the Company’s products and services, competition from other products and the deployment of video applications by our customers. There is no assurance that management’s plan will be successful. Accordingly, substantial doubts exist about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  CASH

At March 31, 2008 the Company had $247,340 in cash (excluding Blideo’s cash of $1,127,388, over which we exercise no control) compared with $3,352,414 (excluding Blideo’s cash of $498,251) at September 30, 2007.

5.  INVESTMENT IN AND LOANS TO RELATED PARTIES

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

As an integral part of this agreement, Blideo agreed to pay the Company $700,000 for engineering and design services to build the Blideo Application Release 1.0 from September 1, 2007 to March 31, 2008. The $700,000 contract engineering fees paid for core technology development will decrease the license fee. As part of this license the Company has agreed not to contract with any application service provider that plans to launch a service competitive to Blideo’s for one year following the acceptance by Blideo of the application the Company is designing and building. In addition, Blideo is obligated to pay the Company a product maintenance fee for the application the Company is building for Blideo of $70,000 for the first year commencing September 2007 and thereafter at a rate to be negotiated. In addition, until April 1, 2008 the Company provided office accommodation to Blideo for $2,000 per month.  On April 1, 2008, Blideo sublet offices from an independent third party and moved its entire staff to them.  The Company also provides accounting services to Blideo for $500 per month on a month to month basis. The Company believes all related party transactions have been consummated on terms equivalent to those that prevail in arms’ length transactions.

The assets of Blideo are not available to the Company other than through the contractual agreements more fully described above.

6.  NOTES PAYABLE TO RELATED PARTIES

Notes payable —consisted of the following:

	March 31,	September 30,
	2008	2007
Contingent repurchase agreement to Video Software Partners, secured by certain software products, payable on February 1, 2008, interest imputed at 10%	$-	$1,642,944

Note payable to a related individual, at 10%, due November 25, 2004, extended year to year, unsecured	25,000	25,000
	$25,000	$1,667,944

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2008	September 30, 2007
Accounts payable - trade	$847,475	$543,485
Accrued expenses	38,845	242,151
Due to investment banker	-	139,825
Accrued vacation pay	76,640	76,640
Accrued payroll and payroll taxes	266,852	297,296
Customer advances	-	150,000
	$1,229,812	$1,449,397

8.  OTHER RELATED PARTY TRANSACTIONS

The Company regularly engages the services of a related vendor.  The vendor became related when its principals purchased restricted common stock from the Company.  In the three and six month periods ending March 31, 2008 the Company incurred $213,615 and $411,980, respectively, in Product Development and Consulting expenses and $1,200 in General, Sales and Administrative expenses from this vendor.

9.  STOCKHOLDERS’ EQUITY

Common stock

Payments for Services

In the six months ended March 31, 2008 the Company issued a total of 3,198,002 shares of common stock for consulting, advisory and other services recorded at market values ranging between of $0.16 and $0.26 per share or $732,477.  For the same period in the previous fiscal year the Company issued 1,538,462 shares at a market price of $0.13 per share or $200,000 for consulting and advisory services

Capital Raises

In the six months ended March 31, 2008 the Company issued 17,469,989 shares of restricted common stock with no demand or piggy-back registration rights to accredited investors for $1,620,432. The company paid fees of $38,263 in connection with the sale of these common shares.

10.  STOCK OPTIONS

The Company's 2004 Equity Incentive Plan, the "Stock Option Plan," provides employees consultants and directors to be granted options to purchase shares of the Company's common stock, incentive stock options ("ISOs").  The maximum aggregate number of shares of common stock available for award under the Stock Option Plan is 100,000,000, and is subject to adjustment as set forth therein.  Under the plan, ISOs may not be vested until a date, or dates, subsequent to their date of grant, or until the occurrence of on or more specified events annually.   At March 31, 2008 the company had granted 74,014,634 ISOs.  Of the granted ISOs, 61,600,000 vest on the anniversary of the date of grant equally over three years; 9,039,634 vested immediately; and 3,375,000 vest completely eighteen months after the date of grant.  All ISOs expire no later than ten years from the date of grant for participants that own no more than ten percent of all classes of voting stock of the Company and its subsidiaries.  The expiration for participants that own more than ten percent of all voting classes of stock of the Company and its subsidiaries is five years from the date of grant.

The exercise price for the ISOs is not to be less than the fair market value of the common stock of the Company at the date of grant for participants owning less than ten percent of all voting classes of stock in the Company and its subsidiaries and not less than 110% of the fair market value of the common stock of the Company at the date of grant for pariticpants owning more than ten percent of all classes of voiting stock in the Company and its subsidiaries.

	Outstanding Stock Options		Exercisable Stock Options
	Shares	Weighted Average exercise Price	Shares	Weighted Average exercise Price

Outstanding at September 30, 2007	66,814,634	$0.10	18,986,301	$0.12
Granted during period	7,200,000	$0.09	10,053,975	$0.09

Outstanding at March 31, 2008	74,014,634	$0.10	29,040,275	$0.11

At March 31, 2008, summarized stock options outstanding and exercisable were:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Shares	Life	Weighted Average exercise Price	Shares	Life	Weighted Average exercise Price

$0.010 - $0.085	48,239,634	8.23	$0.08	12,156,942	8.25	$0.07

$0.100 - $0.200	23,855,000	7.74	$0.10	15,123,333	6.60	$0.10

$0.210 - $1.333	1,920,000	6.94	$0.48	1,760,000	6.94	$0.50

	74,014,634			29,040,275

The weighed average fair value of each option has been approximated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants; no dividend yield, volatility of 200%, risk free interest rate of 3.47%, and an expected term of five years.

As of March 31, 2008, there was approximately $6.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Option Plan.  This expense will be recognized on a straight-line basis over the remaining requisite service period, currently through December 2010.

11.  WARRANTS

Transactions and other information relating to warrants are summarized as follows:

Outstanding Warrants			Exercisable Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at October 1, 2007	44,019,716	$0.10	44,019,716	$0.10
Granted during period	-	-	-	-
Exercised during the period	(892,858)	0.10	(892,858)	0.10

Outstanding at March 31, 2008	43,126,858	$0.10	43,126,858	$0.10

12.  CONCENTRATION OF CREDIT RISK AND DEPENDENCY

For the six months ended March 31, 2008 the Company had one sale to one customer who individually accounted for more 66% of the total gross sales for that period. For the six months ended March 31, 2007, the Company had sales to one customer who accounted for more than ten percent of the Company’s total gross sales for that period.

For the six months ended March 31, 2008 the Company purchased services from one supplier who individually accounted for 23% percent of the Company’s total product and development and consulting fees for the period.

The Company maintains deposits in a financial institution that at times exceed amounts covered by the insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company believes that there is no significant risk with respect to these deposits.

13.  DEFERRED INCOME TAXES

The Company reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount to the deferred asset as the realization of the deferred tax asset is uncertain. Deferred tax assets are as follows:

	2007	2006
Net operating losses	$19,624,000	$19,239,000
In- process research and development	1,329,000	1,528,000
Stock based compensation	587,000	1,386,000
Transition adjustment	217,000	217,000
	21,757,000	22,370,000
Less valuation	(21,757,000)	(22,370,000)
Net deferred tax assets	$-	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements of Espre Solutions, Inc. (the “Company”) contained in this Report on Form 10-Q have not been reviewed by the Company’s independent public accountant in accordance with Securities and Exchange Commission Rules 10-01(d) and 8-03.  The Company will file an amended Report when the review by its independent public accountant using professional standards and procedures for conducting such review has been completed.

Results of Operations for the six months ended March 31, 2008

During the six months ended March 31, 2008, we generated revenues of $1,538,756 (compared with $2,591,910 in the same period last year, or a decrease of 41%). The major components of revenue were:

●	Revenues were $431,664 for the three months ended March 31, 2008 (compared with $361,034 for the same period last year, or an increase of 20%).

●
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

●
$453,000 for the design of our customers’ applications, including a major US telecommunications carrier. We expect continued engineering revenues if and when these customers successfully deploy their product and/or service offerings.

For the six months ended March 31, 2008, our total operating expenses were $10,658,578(compared to $5,692,454in the same period last year). Product development and consulting expenses amounted to $1,590,697(compared to $451,500 in last year, or an increase of 252%).This substantial increase is primarily attributable to an increase in outsource engineering costs incurred in the development of ESPRE Live, the design of Blideo’s application and the provision of engineering services to third parties. For the six months ended March 31, 2008, our general, administrative and selling expenses were $5,211,890(compared to $2,383,800in the comparable period last year). Of the general, administrative and selling expenses incurred for the six months ended March 31, 2008, 35% is attributable to the non-cash expenses from Company’s incentive stock option plan (compared to 49% in the previous year).  In August 2007 we increased our sales and marketing staff by eight (8) persons in response to sales efforts and the planned launch of our ESPRE Live version 3.0 in January 2008.  We anticipate this higher expense level to continue through the third quarter of fiscal 2008 when the expenses associated with the initial development and launch of ESPRE Live are expected to be reduced. We also incurred increased salary expenses related to our sales and marketing program and legal and accounting expenses relating to our becoming a fully reporting company.

Stock based compensation amounted to $3,798,318 (compared to $2,810,408 in the six months ended March 31, 2007).

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We sustained substantial and recurring losses for the period December 22, 2003 (inception) through March 31, 2008. At March 31, 2008, we had $247,340 in cash (excluding Blideo’s cash of $1,127,388, over which we exercise no control) compared with $3,352,414 (excluding Blideo’s cash of $498,251) at September 30, 2007. Working capital at March 31, 2008, was $460,329 (compared with $1,093,428 at September 30, 2007). However, our continued existence is dependent upon our ability to achieve profitability and to generate cash either from operations or financing.

Management’s financial plan is as follows:

●
Market our principal product, ESPRE Live, to customers wishing to build applications using video and provide custom engineering services to those customers as requested. In August 2007 we expanded our sales and marketing staff to achieve this objective.

●
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

●
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

●	Obtain additional debt and equity financing.

For the six months ended March 31, 2008 and March 31, 2007, we used net cash of $5,798,117 and $823,540, respectively, for operations and realized net cash of $3,430,932 and $1,242,957, respectively from financing activities, primarily from the sale of our common stock and receipts of stock subscription receivables. The achievement of profitability and the ability to generate cash flows from operations will depend on, among other things, the acceptance of our products and services, competition, and the deployment of video applications by our customers. These matters by their nature contain uncertainties and our financial statements do not include any adjustments that might occur from future efforts. There is therefore substantial doubt about our ability to continue as a going concern.

Our current cash requirements are approximately $725,000 per month, principally for salaries, professional services and office expenses. Included in these expenditures is approximately $400,000 of development expense for the design and deployment of Blideo’s application, ESPRE Live and other customers. As Blideo’s application and ESPRE Live design and development near completion we project our cash requirements per month to decrease and approach $500,000.  Our capital expenditures (depending on our hiring program), which principally consist of computer equipment, test equipment and office requirements, are approximately $15,000 per month. Based on our cash flow projections, we expect that while our cash requirements will continue at their current rate for the foreseeable future, we will be able to meet a portion of our cash requirements from the proceeds of agreements for our services and the sale of our products. We have been and expect to remain cash flow negative for calendar year 2008, and will therefore be dependent on the proceeds of the sale of our equity securities.

As with any company engaged in the development of new technology, we have constantly been challenged by the need to find continuing and new sources of capital to meet our operating expenses. There can be no assurance that we will continue to be successful in obtaining financing, or that we will, as we now anticipate, be able to generate significant revenues from operations in calendar 2008, in which event we may be unable to proceed with our business operations. Substantial doubt exists about our ability to continue as a going concern if we do not generate significant revenues from operations.

Critical Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s report on Form 10/A dated February 4, 2008. A discussion of those policies that require management judgment and estimates and are most important in determining the Company’s operating results and financial condition appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the company’s report on Form 10/A dated February 4, 2008. The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

Forward-Looking Statements

All statements other than statements of historical fact included in this report, including without limitation statements regarding the Company’s financial position, business strategy, and the plans and objectives of the Company’s management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, general business and economic conditions, including, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures in the technology and development of video delivery over internet protocol.  Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company as previously disclosed in the Company’s report on Form 10/A dated March 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None
Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A to Part I in the Company’s Report on Form 10/A dated March 31, 2008, for the year ended September 30, 2007.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended March 31, 2008, the Company issued 17,469,989 shares of restricted common stock to accredited investors for cash with no demand or piggy-back registration rights. These securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, promulgated thereunder.
\
Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits
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

ESPRE SOLUTIONS, INC.
Registrant

	Date		Date
/s/ Peter Leighton	May 14, 2008	/s/ Forres McGraw	May 14, 2008
Peter Leighton		Forres McGraw
President		Chief Financial Officer