Form 10-Q
period 2008-06-30
Espre Solutions Inc
filed 2008-08-19
CIK 1304588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51577

ESPRE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	68-0576847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 W. Plano Parkway, Suite 2600, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 355,640,130 shares of Common Stock as of August 12, 2008.

0

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

PART I — FINANCIAL INFORMATION

The consolidated financial statements of Espre Solutions, Inc. (the "Company") contained in this Report on Form 10-Q have not been reviewed by the Company's independent public accountant in accordance with Securities and Exchange Commission Rules 10-01(d) and 8-03.  The Company will file an amended Report when the review by its independent public accountant using professional standards and procedures for conducting such review has been completed.

Item 1 — Financial Statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$703,033	$3,850,666
Accounts receivable	52,750	251,050
Prepaid expenses and advances	50,373	34,564
Total current assets	806,156	4,136,280

Equipment, net	348,429	296,758
Intangible assets, net	77,121	73,191
Loans to related parties	60,432	69,432
Other assets	123,974	97,292
Total assets	$1,416,113	$4,672,953

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$1,667,944
Accounts payable and accrued expenses	1,303,988	1,449,399
Total current liabilities	1,328,988	3,117,343

Deferred revenue — related party	-	1,000,000
Minority interest	959,334	348,093

Stockholders’ (deficit) equity

Common shares — $0.001 par value; authorized 500,000,000 shares; and 340,690,490 and 318,522,499 shares issued and outstanding , respectively	354,232	318,522
Additional paid-in capital	78,712,970	71,110,086
Stock subscription receivable	(18,500)	$(190,000)
Retained (deficit)	(79,920,911)	$(71,031,091)
Total stockholders’ equity	(872,209)	207,517
Total liabilities and stockholders’ (deficit) equity	$1,416,113	$4,672,953

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Software licensing fees	$1,000,000	$150,000	$2,000,000	$1,390,000
Custom engineering fees	1,750	92,500	512,742	497,700
Other	0	20,656	27,554	126,764
Total revenue	1,001,750	263,156	2,540,296	2,014,464

Expenses:
General, administrative and selling expenses	3,111,177	1,535,665	8,645,670	3,990,052
General, administrative and selling expenses stock based compensation	-	2,646,051	1,891,532	5,656,459
Research and development	664,079	692,995	2,487,192	878,595
Amortization and depreciation	32,719	31,615	115,443	78,361
Total operating expenses	3,807,974	4,906,326	13,139,836	10,603,467
Loss from operations	(2,806,224)	(4,643,170)	(10,599,540)	(8,589,002)
Interest income	2,661	1,342	42,738	311
Interest expense	1,254	1,956	1,928	11,640
Net loss before minority interest	(2,802,310)	(4,639,872)	(10,554,874)	(8,577,052)

Minority interest	754,376	68,693	1,665,054	129,354
Net income (loss)	$(2,047,934)	$(4,571,179)	$(8,889,820)	$(8,447,698)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding, basic and diluted	342,487,914	232,546,146	331,337,944	216,455,124

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine Months Ended June 30
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss) for period	$(8,889,820)	$(8,447,698)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	1,356,685	-
Stock based compensation	1,891,532	5,656,459
Amortization and depreciation	115,443	78,361
Minority interest	(1,665,054)	(129,354)
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	1,150,000
Accounts receivable	198,300	(390,020)
Prepaid expenses	(15,809)	4,399
Other assets	(26,682)	(36,120)
Accounts payable and accrued expenses	(145,410)	155,286
Total cash used in operating activities	(8,180,816)	(1,958,688)

Net cash used in investing activities:
Purchase of equipment	(115,213)	(54,035)
Purchase of intangible assets	(55,832)	(197,230)
Loan to affiliate	9,000	(50,000)
Net cash used in investing activities	(162,045)	(301,265)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	32,956
Proceeds from sale of stock	3,018,933	2,455,050
Minority capital raised	2,276,295	376,721
Net cash provided (used in) by financing activities	5,195,228	2,864,727

Net decrease in cash	(3,147,633)	604,775

Cash, beginning of period	$3,850,666	$291,426

Cash, end of period	703,033	896,201

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	$619,000

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CONTROLLED SUBSIDIARY

The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes such disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10/A for the year ended September 30, 2007.

On April 27, 2007 the Company and Peter Leighton, its President (“Leighton”), founded Blideo, Inc. (“Blideo”) each with a 40% interest. The Company and Leighton control Blideo and it has therefore been consolidated in these condensed consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned and controlled subsidiary. All intercompany transactions have been eliminated in consolidation.

Reclassifications

Prior year’s information is reclassified whenever necessary to conform to current year’s presentation.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at the fair value of the options.  SFAS NO. 123R is effective for annual periods beginning after June 15, 2005.

The Company has adopted SFAS No. 123R using the “modified prospective application” and therefore, financial statements from periods ending prior to October 1, 2005 have not been restated.  The Company’s net loss for the three months ended June 30, 2008 and 2007 was $2,047,934 and $4,571,179, respectively higher than if it had continued to account for share-based compensation under APB No. 25.  The Company’s net loss for the nine months ended June 30, 2008 and 2007 was $8,889,820 and $8,447,698, respectively higher than if it had continued to account for share-based compensation under APB No. 25.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact that SFAS No. 161 will have on its financial position and results of operations.

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
Management’s plan is as follows:

For the remainder of 2008 and beyond we will focus on completing the shift from licensing markets and territory licenses, to completing the development and launching VUELIVE services.

VUELIVE will deliver live interactive services targeted at specific verticals in a subscription model.

Remote consultations – Medical
Remote Depositions – Legal
Remote Maintenance – Industrial
Online Advertising – Visual collaboration

VUEChat transforms the camera on any device into a broadcast feed that can be viewed, live or on-demand, to anyone on the web with a browser.

Multi-party video-communication (up to 7-way): the ability for a subscriber to communicate through video with anyone else in the community

Additionally there will be specific focus on live event broadcasting, including sports and breaking news through our service offering VUECAST.

VUECAST transforms the camera on any device into a broadcast feed that can be viewed, live or on-demand, to anyone on the web with a browser.

Panel Broadcasts (up to 3 panelists): a broadcast is enhanced by a “panel” of commentators or guests
Selective Broadcasts: the ability to broadcast live or pre-recorded content to a selected, limited number of subscribers.
User Generated Broadcasts: the ability for a subscriber to broadcast their own live or pre-recorded content
Multi-party video-communication (up to 4-way): the ability for a subscriber to communicate through video with anyone else in the community

●	Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well defined application strategies that require VueLive application services.

●
Establish independent sales agreements with representatives to sell VueLive services. The Company will actively pursue the engagement of additional independent sales representatives who can distribute the Company’s existing video products and services both domestically and internationally.

Foster partnerships with leading technology providers that want to add live video elements to their existing product portfolio, thereby leveraging their existing install bases.
Obtain additional debt or equity financing to fund the deployment and operation of the VueLive service.

In the period from inception to June 30, 2008 the Company has transacted a substantial amount of its business with related parties. The Company continues to be dependent on revenues from these related parties. The achievement of profitability and the ability to generate cash flows from operations is dependent upon, amongst other things, the acceptance of the Company’s products and services, competition from other products and the deployment of video applications by our customers. There is no assurance that management’s plan will be successful. Accordingly, substantial doubts exist about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  CASH

At June 30, 2008 the Company had $280,500 in cash (excluding Blideo’s cash of $422,533, over which we exercise no control) compared with $3,352,414 (excluding Blideo’s cash of $498,252) at September 30, 2007.

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

As an integral part of this agreement, Blideo agreed to pay the Company $700,000 for engineering and design services to build the Blideo Application Release 1.0 from September 1, 2007 to March 31, 2008. The $700,000 contract engineering fees paid for core technology development will decrease the license fee. As part of this license the Company has agreed not to contract with any application service provider that plans to launch a service competitive to Blideo’s for one year following the acceptance by Blideo of the application the Company is designing and building. In addition, Blideo is obligated to pay the Company a product maintenance fee for the application the Company is building for Blideo of $70,000 for the first year commencing September 2007 and thereafter at a rate to be negotiated. In addition, until April 1, 2008 the Company provided office accommodation to Blideo for $2,000 per month.  On April 1, 2008, Blideo sublet offices from an independent third party and moved its entire staff to them.  The Company provided accounting services to Blideo for $500 per month through May 2008. The Company believes all related party transactions have been consummated on terms equivalent to those that prevail in arms’- length transactions.

The assets of Blideo are not available to the Company other than through the contractual agreements more fully described above.

6.  NOTES PAYABLE TO RELATED PARTIES

Notes payable —consisted of the following:

	June 30,	September 30,
	2008	2007
Contingent repurchase agreement to Video Software Partners, secured by certain software products, payable on February 1, 2008, interest imputed at 10%	$-	$1,642,944

Note payable to a related individual, at 10%, due November 25, 2004, extended year to year, unsecured	25,000	25,000
	$25,000	$1,667,944

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30, 2008	September 30, 2007
Accounts payable - trade	$1,024,577	$543,485
Accrued expenses	64,490	242,151
Due to investment banker	-	139,825
Accrued vacation pay	129,673	76,640
Accrued payroll and payroll taxes	85,248	297,298
Customer advances	-	150,000
	$1,303,988	$1,449,399

8.  OTHER RELATED PARTY TRANSACTIONS

The Company regularly engages the services of a related vendor.  The vendor became related when its principals purchased restricted common stock from the Company.  In the three and nine month periods ending June 30, 2008 the Company incurred $219,417 and $619,075, respectively, in Product Development and Consulting expenses and $1,967 in General, Sales and Administrative expenses from this vendor.

The Company sold a license to a related customer.  The customer became related when its principals purchased restricted common stock from the Company.  In the three and nine month periods ending June 30, 2008 the Company licensed $0 and $2,000,000, respectively, in software license fee from this customer.

9.  STOCKHOLDERS’ EQUITY

Common stock

Payments for Services

In the nine months ended June 30, 2008, the Company issued a total of 7,676,719 shares of common stock for consulting, advisory and other services recorded at market values ranging between of $0.13 and $0.26 per share or $1,524,394.  For the same period in the previous fiscal year the Company issued 4,438,462 shares at  market values ranging between $0.05 and $0.13 per share or $482,500 for consulting and advisory services

Capital Raises

In the nine months ended June 30, 2008, the Company issued 27,385,412 shares of restricted common stock with no demand or piggy-back registration rights to accredited investors for $2,746,886. The Company paid fees of $175,242 in connection with the sale of these common shares.

10.  STOCK OPTIONS

The Company's 2004 Equity Incentive Plan (, the "Stock Option Plan") provides that employees, consultants and directors can be granted options to purchase shares of the Company's common stock, including incentive stock options ("ISOs").  The maximum aggregate number of shares of common stock available for award under the Stock Option Plan is 100,000,000, and is subject to adjustment as set forth therein.  Under the plan, ISOs may not be vested until a date, or dates, subsequent to their date of grant, or until the occurrence of on or more specified events annually.   At June 30, 2008, the Company had granted 74,014,634 ISOs.  Of the granted ISOs, 61,600,000 vest on the anniversary of the date of grant equally over three years; 9,039,634 vested immediately; and 3,375,000 vest completely eighteen months after the date of grant.  All ISOs expire no later than ten years from the date of grant for participants that own no more than ten percent of all classes of voting stock of the Company and its subsidiaries.  The expiration for participants that own more than ten percent of all voting classes of stock of the Company and its subsidiaries is five years from the date of grant.

The exercise price for the ISOs is not to be less than the fair market value of the common stock of the Company at the date of grant for participants owning less than ten percent of all voting classes of stock in the Company and its subsidiaries and not less than 110% of the fair market value of the common stock of the Company at the date of grant for participants owning more than ten percent of all classes of voting stock in the Company and its subsidiaries.

	Outstanding Stock Options		Exercisable Stock Options
	Shares	Weighted Average exercise Price	Shares	Weighted Average exercise Price

Outstanding at September 30, 2007	66,814,634	$0.10	18,986,301	$0.12
Granted during period	29,200,000	$0.09	10,053,975	$0.09

Outstanding at June 30, 2008	96,014,634	$0.10	29,040,275	$0.11

At June 30, 2008, summarized stock options outstanding and exercisable were:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Shares	Life	Weighted Average exercise Price	Shares	Life	Weighted Average exercise Price

$0.010 - $0.085	48,239,634	8.23	$0.08	12,156,942	8.25	$0.07

$0.100 - $0.200	45,855,000	7.74	$0.10	15,123,333	6.60	$0.10

$0.210 - $1.333	1,920,000	6.94	$0.48	1,760,000	6.94	$0.50

	96,014,634			29,040,275

The weighed average fair value of each option has been approximated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants; no dividend yield, volatility of 200%, risk free interest rate of 3.47%, and an expected term of five years.

As of June 30, 2008, there was approximately $6.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Option Plan.  This expense will be recognized on a straight-line basis over the remaining requisite service period, currently through December 2010.

11.  WARRANTS

Transactions and other information relating to warrants are summarized as follows:

Outstanding Warrants			Exercisable Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at October 1, 2007	44,019,716	$0.10	44,019,716	0.10
Granted during period	6,938,272	0.10	6,938,272	0.10
Exercised during the period	(2,892,858)	0.10	(2,892,858)	0.10

Outstanding at June 30, 2008	48,065,130	$0.10	48,065,130	$0.10

12.  CONCENTRATION OF CREDIT RISK AND DEPENDENCY

For the nine months ended June 30, 2008 the Company had one sale to a customer that individually accounted for more than 79% of the total gross sales for that period. For the nine months ended June 30, 2007, the Company had sales to one customer that accounted for more than 57% of the Company’s total gross sales for that period.

For the nine months ended June 30, 2008 the Company purchased services from one supplier that individually accounted for 17% percent of the Company’s total product and development and consulting fees for the period.

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

Results of Operations for the nine months ended June 30, 2008

During the nine months ended June 30, 2008, we generated revenues of $2,540,296 (compared with $2,014,464 in the same period last year, or an increase of 26%). The major components of revenue were:

●	Revenues were $1,001,750 for the three months ended June 30, 2008 (compared with $263,156 for the same period last year, or an increase of 280%).

●
In April 2007 we entered into a license agreement for the exclusive right to use our technology license for the entertainment market for an initial amount of $1,000,000 and a further $450,000 contingent on our delivering certain design proofs of concept. The license agreement granted the license holder a put option which could have required us to repurchase the license for $2,000,000 at any time after January 31, 2008, and before April 31, 2010. The revenue from this license was deferred and is included on our balance sheet as deferred revenue at September 30, 2007. In December 2007, we concluded an agreement with the licensee to waive the put option in return for a waiver of the balance due under the license of $450,000, and accordingly we recorded the full license fee of $1,000,000 in the quarter ended December 31, 2007.

●
$453,000 for the design of our customers’ applications, including a major US telecommunications carrier. We expect continued engineering revenues if and when these customers successfully deploy their product and/or service offerings.

For the nine months ended June 30, 2008, our total operating expenses were $13,139,836 (compared to $10,603,467 the same period last year). Product development and consulting expenses amounted to $2,487,192 (compared to $878,595 in in the comparable period in 2007 last year, or an increase of 183%).This substantial increase is primarily attributable to an increase in outsource engineering costs incurred in the development of ESPRE Live, the design of Blideo’s application and the provision of engineering services to third parties. For the nine months ended June 30, 2008, our general, administrative and selling expenses were $8,645,670 (compared to $3,990,052 in the comparable period last year, or an increase of 116%). General, administrative and selling expenses incurred for the nine months ended June 30, 2008, attributable to the non-cash expenses from the Company’s incentive stock option plan were $1,891,532 (compared to $5,656,459 in the comparable period last year, or a decrease of 66%).  We incurred increased salary expenses related to our sales and marketing program and legal and accounting expenses relating to our becoming a fully reporting company.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We sustained substantial and recurring losses for the period December 22, 2003 (inception), through June 30, 2008. At June 30, 2008, we had $280,500 in cash (excluding Blideo’s cash of $422,533, over which we exercise no control) compared with $3,352,414 (excluding Blideo’s cash of $498,251) at September 30, 2007. However, our continued existence is dependent upon our ability to achieve profitability and to generate cash either from operations or financing.

Management’s financial plan is as follows:

●	For the remainder of 2008 and beyond we will focus on completing the shift from licensing markets and territory licenses, to completing the development and launching VUELIVE services.

VUELIVE will deliver live interactive video services targeted at specific verticals in a subscription model.

Remote consultations – Medical
Remote Depositions – Legal
Remote Maintenance – Industrial
Online Advertising – Visual collaboration

VUEChat transforms the camera on any device into a broadcast feed that can be viewed, live or on-demand, to anyone on the web with a browser.

Multi-party video-communication (up to 7-way): the ability for a subscriber to communicate through video with anyone else in the community

Additionally there will be specific focus on live event broadcasting, including sports and breaking news through our service offering VUECAST.

VUECAST transforms the camera on any device into a broadcast feed that can be viewed, live or on-demand, to anyone on the web with a browser.

–	Panel Broadcasts (up to 3 panelists): a broadcast is enhanced by a “panel” of commentators or guests

–	Selective Broadcasts: the ability to broadcast live or pre-recorded content to a selected, limited number of subscribers.

–	User Generated Broadcasts: the ability for a subscriber to broadcast their own live or pre-recorded content

–	Multi-party video-communication (up to 7-way): the ability for a subscriber to communicate through video with anyone else in the community (Take questions from the audience)

●
Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well-defined application strategies that require VueLive to deliver them. Potential customers have been identified and we are in active negotiations with them. No assurance can be given however that we will be successful in entering into satisfactory commercial arrangements with these or other customers.

●
Establish independent sales agreements with representatives to sell our VueLive services into the enterprise market. We will actively pursue the engagement of additional independent sales representatives that can distribute the Company’s existing video products and services both domestically and internationally. Potential partners have been identified and we are in active negotiations with them. No assurance can be given however that we will be successful in entering into satisfactory commercial arrangements with these or other partners.

●
Foster and build relationship with technology partners that want to add live video to their product portfolio thereby leveraging their existing customer bases. Potential partners have been identified and we are in active negotiations with them. No assurance can be given however that we will be successful in entering into satisfactory commercial arrangements with these or other partners.

●	Obtain additional debt and equity financing.

 For the nine months ended June 30, 2008 and June 30, 2007, we used net cash of $8,180,816 and $1,958,688, respectively, for operations, we used net cash of $162,045 and $301,265, respectively, for investing, and realized net cash of $5,195,228 and $2,864,727, respectively from financing activities, primarily from the sale of our common stock and receipts of stock subscription receivables. The achievement of profitability and the ability to generate cash flows from operations will depend on, among other things, the acceptance of our products and services, competition, and the deployment of video applications by our customers. These matters by their nature contain uncertainties and our financial statements do not include any adjustments that might occur from future efforts. There is therefore substantial doubt about our ability to continue as a going concern.

Our current cash requirements are approximately $1,150,000 per month, principally for salaries, professional services and office expenses. Included in these expenditures is approximately $400,000 of development expense for the design and deployment of Blideo’s application, VUELIVE and other customers. As Blideo’s application and VUELIVE design and development near completion we project our cash requirements per month to decrease and approach $500,000.  Our capital expenditures (depending on our hiring program), which principally consist of computer equipment, test equipment and office requirements, are approximately $15,000 per month. Based on our cash flow projections, we expect that while our cash requirements will continue at their current rate for the foreseeable future, we will be able to meet a portion of our cash requirements from the proceeds of agreements for our services and the sale of our products. We have been and expect to remain cash flow negative for calendar year 2008, and will therefore be dependent on the proceeds of the sale of our equity securities.

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

The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended June 30, 2008, the Company issued 27,385,412 shares of restricted common stock to accredited investors for cash with no demand or piggy-back registration rights. These securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, promulgated thereunder.

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

ESPRE SOLUTIONS, INC.
Registrant

	Date		Date
/s/ Peter Leighton	August 14, 2008	/s/ BG Moore	August 14, 2008
Peter Leighton		BG Moore
President		Chief Financial Officer