Form 10-Q/A
period 2008-06-30
Espre Solutions Inc
filed 2008-10-08
CIK 1304588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended June 30, 2008, includes a restatement of our consolidated financial statements for the quarterly periods ended June 30, 2008 (and related disclosures), initially filed on August 19, 2008.

The Company has restated its Consolidated Balance Sheet as of June 30, 2008, its Consolidated Statement of Stockholders’ (deficit) Equity for the three and nine months ended June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008 (as contained in this Report) to correct its accounting for its stock based compensation related to employee stock options. A further discussion of the restatement of the consolidated financial statements for these fiscal quarters is contained in Note 2 to the unaudited consolidated financial statements of this Report.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited) (as Restated)
ASSETS
Current assets:
Cash	$703,034	$3,850,666
Accounts receivable, net	52,750	251,050
Prepaid expenses and advances	50,373	34,564
Total current assets	806,157	4,136,280

Equipment, net	348,429	296,758
Intangible assets, net	77,121	73,191
Loans to related parties	60,432	69,432
Other assets	123,975	97,292
Total assets	$1,416,114	$4,672,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties	25,000	1,667,944
Accounts payable and accrued expenses	1,307,845	1,449,399
Total current liabilities	1,332,845	3,117,343

Deferred revenue — related party	-	1,000,000
Minority interest	959,334	348,093

Stockholders’ (deficit) equity

Common shares — $0.001 par value; authorized 500,000,000 shares; and 353,782,630 and 318,522,499 shares issued and outstanding , respectively	353,782	318,522
Additional paid-in capital	78,727,115	71,110,086
Stock subscription receivable	(18,500)	(190,000)
Retained (deficit)	(79,938,462)	(71,031,091)
Total stockholders’ (deficit) equity	(876,065)	207,517
Total liabilities and stockholders’ equity	$1,416,114	$4,672,953

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2008	2007	2008	2007
	(As Restated)		(As Restated)
Revenue:
Software licensing fees	$1,000,000	$150,000	$2,000,000	$1,390,000
Custom engineering fees	37,116	92,500	512,742	497,700
Other	(35,576)	20,656	27,554	126,764
Total revenue	1,001,540	263,156	2,540,296	2,014,464

Expenses:
General, administrative and selling expenses	4,073,240	1,535,665	8,552,070	3,990,052
General, administrative and selling expenses stock based compensation	457,029	2,646,051	1,998,827	5,656,459
Research and development	163,471	692,995	2,487,191	878,595
Amortization and depreciation	57,770	31,615	115,443	78,361
Total operating expenses	4,751,510	4,906,326	13,153,531	10,603,467
Loss from operations	(3,749,970)	(4,643,170)	(10,613,235)	(8,589,003)
Interest income	6,708	1,342	42,738	311
Interest expense	(3,503)	(1,956)	(1,928)	(11,640)
Net loss before minority interest	(3,746,765)	(4,643,784)	(10,572,425)	(8,600,332)

Minority interest	754,376	68,693	1,665,054	129,354
Net (loss)	$(2,992,389)	$(4,575,091)	$(8,907,371)	$(8,470.978)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding, basic and diluted	342,487,914	232,546,146	331,337,944	216,455,124

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine Months Ended June 30
(Unaudited)

	2008	2007
	(As Restated)

Cash flows from operating activities:
Net (loss) for period	$(8,907,371)	$(8,470,978)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	1,356,685	-
Stock based compensation	1,998,827	5,656,459
Amortization and depreciation	115,443	78,361
Minority interest	(1,665,054)	(129,354)
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	1,150,000
Accounts receivable	198,300	(390,020)
Prepaid expenses	(15,809)	4,399
Other assets	(26,682)	(36,120)
Accounts payable and accrued expenses	(141,554)	178,566
Total cash used in operating activities	(8,087,215)	(1,958,687)

Net cash used in investing activities:
Purchase of equipment	(115,213)	(54,035)
Purchase of intangible assets	(55,832)	(197,230)
Loan to affiliate	9,000	(50,000)
Net cash used in investing activities	(162,045)	(301,265)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	32,956
Proceeds from sale of stock	2,925,333	2,455,050
Minority capital raised	2,276,295	376,721
Net cash provided (used in) by financing activities	5,101,628	2,864,727

Net (decrease)/increase in cash	(3,147,632)	604,775

Cash, beginning of period	3,850,666	291,426

Cash, end of period	$703,034	$896,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	$619,000

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

It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10/A filed March 31, 2008.

On April 27, 2007, the Company and Peter Leighton who was then its President (“Leighton”), founded Blideo, Inc. (dba Openacircle.com), each with a 40% interest. The Company and Leighton control Blideo and it has therefore been consolidated in these condensed consolidated financial statements.

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of June 30, 2008, its Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine months ended June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008, to correct its accounting for its stock based compensation related to employee stock options.

The Company’s originally filed financial statements for the quarter ended December 31, 2007, reflected stock option expense for the entire year ended September 30, 2008, and not just the three months ended December 31, 2007, rather than being amortized on a straight-line basis over the vesting period.  This error was corrected in the quarter ended June 30, 2008, and all prior quarters.

The impact of the restatement and other reclassifications on the Company's Consolidated Balance Sheet as of June 30, 2008, its Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine months ended June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008, is summarized in the tables below:

CONSOLIDATED BALANCE SHEET

		reclassifications
	as previously	and
	reported	adjustment	as restated
ASSETS
Current assets:
Cash	$703,033	$1	$703,034
Accounts receivable	52,750	-	52,750
Prepaid expenses and advances	50,373	-	50,373
Total current assets	806,156	1	806,157

Equipment, net	348,429	-	348,429
Intangible assets, net	77,121	-	77,121
Loans to related parties	60,432	-	60,432
Other assets	123,975	-	123,975
Total assets	$1,416,113	$1	$1,416,114

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$-	$25,000
Accounts payable and accrued expenses	1,303,988	3,857	1,307,845
Total current liabilities	1,328,988	3,857	1,332,845

Minority interest	959,334	-	959,334

Stockholders' (deficit) equity
Common stock	354,232	(450)	353,782
Additional paid in capital	78,712,970	(15,840)	78,727,115
Stock subscription receivable	(18,500)		(18,500)
Retained (deficit)	(79,920,911)	12,434	(79,938,462)
	(872,209)	(3,856)	(876,065)

Total liabilities and stockholders' (deficit) equity	$1,416,113	$1	$1,416,114

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2008			Nine months ended June 30, 2008
		reclassifications			reclassifications
	as previously	and		as previously	and
	reported	adjustment	as restated	reported	adjustment	as restated
Revenue:
Software licensing fees	$1,000,000	$-	$1,000,000	$2,000,000	$-	$2,000,000
Custom engineering fees	1,750	35,366	37,116	512,742	-	512,742
Other	-	(35,576)	(35,576)	27,554	-	27,554
Total revenue	1,001,750	(210)	1,001,540	2,540,296	-	2,540,296

Expenses:
General, administrative and selling expenses	3,111,176	962,064	4,073,240	8,645,670	(93,600)	8,552,070
General, administrative and selling expenses		-			-
stock based compensation	-	457,029	457,029	1,891,532	107,295	1,998,827
Research and development	664,079	(500,608)	163,471	2,487,191	-	2,487,191
Amortization and depreciation	32,719	25,051	57,770	115,443	-	115,443
Total operating expenses	3,807,974	943,536	4,751,510	13,139,836	13,695	13,153,531
		-			-
Loss from operations	(2,806,224)	(943,746)	(3,749,970)	(10,599,540)	(13,695)	(10,613,235)

Interest income	2,661	4,047	6,708	42,738	-	42,738
Interest expense	(1,254)	(2,249)	(3,503)	(1,928)	-	(1,928)
Net loss before minority interest	(2,804,817)	(941,948)	(3,746,765)	(10,558,730)	(13,695)	(10,572,425)

Minority interest	754,376	-	754,376	1,665,054	-	1,665,054
Net income (loss)	$(2,050,441)	$(941,948)	$(2,992,389)	$(8,893,676)	$(13,695)	$(8,907,371)

Basic and diluted net loss per share	$(0.01)	$(0)	(0.01)	$(0.03)	$(0)	$(0.03)

Weighted average shares outstanding basic and diluted	342,487,914	-	342,487,914	331,337,944	-	331,337,944

CONSOLIDATED STATEMENT OF CASH FLOWS

		reclassifications
	as previously	and
	reported	adjustment	as restated
Cash flows from operating activities:
Net income (loss) for period	$(8,889,820)	$(17,551)	$(8,907,371)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	1,356,685	-	1,356,685
Stock based compensation	1,891,532	107,295	1,998,827
Amortization and depreciation	115,443	-	115,443
Minority interest	(1,665,054)	-	(1,665,054)
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	-	(1,000,000)
Accounts receivable	198,300	-	198,300
Prepaid expenses	(15,809)	-	(15,809)
Other assets	(26,683)	1	(26,682)
Accounts payable and accrued expenses	(145,410)	3,856	(141,554)
Total cash used in operating activities	(8,180,816)	93,600	(8,087,215)

Net cash used in investing activities:
Purchase of equipment	(115,213)	-	(115,213)
Purchase of intangible assets	(55,832)	-	(55,832)
Loan to affiliate	9,000	-	9,000
Net cash used in investing activities	(162,045)	-	(162,045)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	-	(100,000)
Proceeds from sale of stock	3,018,933	(93,600)	2,925,333
Minority capital raised	2,276,295	-	2,276,295
Net cash provided (used in) by financing activities	5,195,228	(93,600)	5,101,628

Net decrease in cash	(3,147,633)	-	(3,147,632)

Cash, beginning of period	3,850,666	-	3,850,666

Cash, end of period	$703,033	-	$703,034

Supplemental disclosures of cash flow information:
Cash paid for interest	-		-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	-	$1,542,943

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions have been eliminated in consolidation.

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

The Company has adopted SFAS No. 123R using the “modified prospective application” and, therefore, financial statements from periods ended prior to October 1, 2005 have not been restated.  The Company’s net loss for the three months ended June 30, 2008 and 2007 was $457,029 and $2,646,051, respectively higher than if it had continued to account for share-based compensation under APB No. 25.  The Company’s net loss for the nine months ended June 30, 2008 and 2007 was $1,998,827 and $5,656,459, respectively, higher than if it had continued to account for share-based compensation under APB No. 25.

Recent pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 on October 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning October 1, 2008 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning October 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

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

4. GOING CONCERN AND MANAGEMENT’S PLAN

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

For the remainder of calendar year 2008 we will continue to focus on completing development of VUELIVE (formerly called ESPRELive) and the planning for product launch.  The Company will continue to raise additional debt and equity financing to fund product development and sales and marketing efforts.

On May 15, 2008, Blideo, Inc. (“Blideo”), the Company’s 39.76% owned subsidiary, launched its product, which the underlying technology is a subset of the Company’s VUELIVE.  We will continue to develop technology and enhancements for Blideo for a fee equivalent to what third party developers would charge for such services.  Blideo is in the process of raising capital through the sale of equity which will reduce the Company’s ownership percentage.

In the period from inception to June 30, 2008, the Company has transacted a substantial amount of its business with related parties. The Company continues to be dependent on revenues from these related parties. The achievement of profitability and the ability to generate cash flows from operations are dependent upon, among other things, the acceptance of the Company’s products and services, competition from other products, and the deployment of video applications by our customers. There is no assurance that management’s plan will be successful. Accordingly, substantial doubts exist about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.  CASH

At June 30, 2008, the Company had $280,500 in cash (excluding Blideo’s cash of $422,533, over which the Company may be deemed to have control through the ownership interests in Blideo of the Company and Mr. Leighton) compared with $3,352,414 (excluding Blideo’s cash of $498,252) at September 30, 2007.

6.  INVESTMENT IN AND LOANS TO RELATED PARTIES

Blideo Inc.

On April 24, 2007, prior to joining the Company, Peter Leighton, who served as the Company’s President from July 26, 2007, and a director from May 1, 2007, until August 21, 2008, founded Blideo, Inc., and invested $200,000 in May 2007, and $300,000 in July 2007. The Company invested the same amounts in the same time periods.  In May 2007, Blideo acquired an exclusive license from Media Distribution Solutions, LLC (“MDS”), a customer of the Company since April 2006, for the distribution and use of MDS’s software in any social networking application for $175,000 plus certain ongoing royalties. In September 2007, Espre’s Vice President — Sales invested $125,000 in Blideo. Certain former officers and employees of the Company are now officers and employees of Blideo.  Subsequent to year end, on October 31, 2007, the Company licensed VUELIVE (formerly known as ESPRE Live) on a non-exclusive basis to Blideo for five (5) years for a one time license fee of $1,000,000 plus 1% of gross revenues.

As an integral part of this agreement, Blideo agreed to pay the Company $700,000 for engineering and design services to build the Blideo Application Release 1.0 from September 1, 2007 to March 31, 2008. The $700,000 contract engineering fees paid for core technology development will decrease the license fee. As part of this license the Company has agreed not to contract with any application service provider that plans to launch a service competitive to Blideo’s for one year following the acceptance by Blideo of the application the Company is designing and building. In addition, Blideo is obligated to pay the Company a product maintenance fee for the application the Company is building for Blideo of $70,000 for the first year commencing September 2007 and thereafter at a rate to be negotiated. In addition, until April 1, 2008, the Company provided office accommodation to Blideo for $2,000 per month.  On April 1, 2008, Blideo sublet offices from an independent third party and moved its entire staff to them.  The Company provided accounting services to Blideo for $500 per month through May 2008. The Company believes all related party transactions have been consummated on terms equivalent to those that prevail in arms’- length transactions.

Blideo continues to raise capital by the sale of equity.  To the extent Blideo raises capital, the Company’s ownership and ability to direct Blideo will be reduced.

The assets of Blideo are not available to the Company other than through the contractual agreements more fully described above and through direct control through the same management personnel.

7.  NOTES PAYABLE TO RELATED PARTIES

Notes payable —consisted of the following:

	June 30,	Sept. 30,
	2008	2007
Contingent repurchase agreement to Video Software Partners, secured by certain software products, payable on February 1, 2008, interest imputed at 10%	$-	$1,642,944

Note payable to a related individual, at 10%, due November 25, 2004, extended year to year, unsecured	25,000	25,000
	$25,000	$1,667,944

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30,	Sept. 30,
	2008	2007
Accounts payable - trade	$994,444	$543,487
Accrued expenses - other	55,559	242,151
Due to investment banker	-	139,825
Accrued vacation pay	129,673	76,640
Accrued payroll and payroll taxes	39,848	297,296
Customer advances	-	150,000
Accrued interest	64,886	-
Accrued rent	23,434	-
	$1,307,844	$1,449,399

9.  OTHER RELATED PARTY TRANSACTIONS

 The Company regularly engages the services of a related vendor.  The vendor became related when its principals purchased restricted common stock from the Company.  In the three and nine month periods ended June 30, 2008, the Company incurred $219,417 and $619,075, respectively, in product development and consulting expenses and $767 and $1,967, respectively, in general, sales and administrative expenses from this vendor.

The Company sold a license to a related customer.  The customer became related when its principals purchased restricted common stock from the Company.  In the three and nine month periods ending June 30, 2008, the Company licensed $0 and $2,000,000, respectively, in software license fee from this customer.

10.  STOCKHOLDERS’ (DEFICIT) / EQUITY

Common stock

Payments for Services

In the nine months ended June 30, 2008, the Company issued a total of 7,676,719 shares of common stock for consulting, advisory and other services recorded at market values ranging between of $0.13 and $0.26 per share, or $1,524,394.  For the same period in the previous fiscal year, the Company issued 4,438,462 shares at market values ranging between $0.05 and $0.13 per share, or $482,500, for consulting and advisory services.

Capital Raises

In the nine months ended June 30, 2008, the Company issued 26,083,412 shares of restricted common stock with no demand or piggy-back registration rights to accredited investors for $2,652,786 gross before any fees. The Company paid fees of $175,242 in connection with the sale of these common shares.

11.  STOCK OPTIONS

The Company's 2004 Equity Incentive Plan ( the "Stock Option Plan") provides that employees, consultants and directors can be granted options to purchase shares of the Company's common stock, including incentive stock options ("ISOs").  The maximum aggregate number of shares of common stock available for award under the Stock Option Plan is 100,000,000, and is subject to adjustment as set forth therein.  Under the plan, ISOs may not be vested until a date, or dates, subsequent to their date of grant, or until the occurrence of one or more specified events annually.   At June 30, 2008, the Company had granted 99,504,634 ISOs.  Of the granted ISOs, 84,965,000 vest on the anniversary of the date of grant equally over three years; 9,039,634 vested immediately; 2,125,000 vest completely thirteen months after the date of grant; and 3,375,000 vest completely over eighteen months after the date of grant.  All ISOs expire no later than ten years from the date of grant for participants that own no more than ten percent of all classes of voting stock of the Company and its subsidiaries.  The expiration for participants that own more than ten percent of all voting classes of stock of the Company and its subsidiaries is five years from the date of grant.

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

At June 30, 2008, summarized stock options outstanding and exercisable were:

	Outstanding Stock Options		Exercisable Stock Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	84,404,634	$.1159	40,767,182	$.1159
Granted	15,100,000	$.1000	4,169,848	$.0874
Outstanding at end of period	99,504,634	$.1135	44,937,030	$.1135

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Shares	Life	Weighted Average exercise Price	Shares	Life	Weighted Average exercise Price

$0.010 - $0.085	51,979,634	8.15	$0.08	23,250,012	815	$0.08

$0.100 - $0.200	42,045,000	7.53	$0.10	20,254,516	7.53	$0.10

$0.210 - $1.333	5,480,000	6.70	$0.54	1,432,502	6.90	$0.61

	99,504,634			44,937,030

The weighted average fair value of each option has been approximated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants; no dividend yield, volatility of 160%, risk free interest rate of 3.59%, and an expected term of five years.

As of June 30, 2008, there was approximately $3.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Option Plan.  This expense will be recognized on a straight-line basis over the remaining requisite service period, currently through December 2010.

12.  WARRANTS

Transactions and other information relating to warrants as of June 30, 2008, are summarized as follows:

Outstanding Warrants			Exercisable Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at October 1, 2007	44,019,716	$0.10	44,019,716	$0.10
Granted during period	6,938,272	$0.10	6,938,272	$0.10
Exercised during the period	(2,892,858)	$0.10	(2,892,858)	$0.10

Outstanding at June 30, 2008	48,065,130	$0.10	48,065,130	$0.10

13.  CONCENTRATION OF CREDIT RISK AND DEPENDENCY

For the nine months ended June 30, 2008, the Company had one sale to a customer that individually accounted for more than 79% of the total gross sales for that period. For the nine months ended June 30, 2007, the Company had sales to one customer that accounted for more than 57% of the Company’s total gross sales for that period.

For the nine months ended June 30, 2008, the Company purchased services from one supplier that individually accounted for 17% percent of the Company’s total product and development and consulting fees for the period.  Should the Company lose this supplier, it will have a material adverse impact on the operations of the Company.

The Company maintains deposits in a financial institution that at times exceed amounts covered by the insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company believes that there is no significant risk with respect to these deposits.

14.  DEFERRED INCOME TAXES

The Company reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount to the deferred asset as the realization of the deferred tax asset is uncertain. Deferred tax assets are as follows:

	June 30,	September 30,
	2008	2007

Net operating loss	$23,659,000	$19,239,000
In-process research and development	332,000	1,528,000
Stock-based compensation	680,000	1,386,000
Transition adjustment	217,000	217,000
	24,888,000	22,370,000
Less valuation allowance	(24,888,000)	(22,370,000)
Net deferred tax assets	$-	$-

15.  SUBSEQUENT EVENTS

On August 20, 2008, the Company entered into a convertible secured promissory note and loan agreement (the “Note”) with Dalcor, Inc., a corporation organized under the laws of the Republic of Panama (“Dalcor”), pursuant to which the Company borrowed from Dalcor $5,000,000 in cash (the “Principal Amount”) with interest at a rate of 6.0% per annum and a maturity date of August 20, 2016 (the “Transaction”).  Interest on the Note shall be made in cash or, at Dalcor’s option, in shares of Common Stock of the Company (“Common Stock”).  The first three months of interest were prepaid upon closing the Transaction.

The Note is convertible, at the option of Dalcor, up to the full Principal Amount, into shares of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”).  The number of shares of Series C Preferred Stock into which the Note may be converted is equal to the dollar amount of the Note being converted divided by a conversion price of $1.00.

The Note may not be prepaid without the written consent of Dalcor.  The Company is obligated to prepay the Principal Amount, together with all accrued and unpaid interest, fees and other amounts due and payable pursuant to the Note, if the Company sells, exclusively licenses, conveys, assigns, leases, abandons or otherwise transfers or disposes of any of its properties or assets, unless (i) such transaction is in the ordinary course of the Company’s business, (ii) the proceeds of such transaction are paid to Dalcor, or (iii) with the prior written consent of Dalcor.  The Note grants to Dalcor anti-dilution rights in the event the Company enters into a corporate transaction and the right of first refusal in the event the Company desires to issue any securities of the Company or enter into any new indebtedness.  If an event of default occurs and is continuing, Dalcor may rescind any outstanding conversion notice and declare any and all amounts owing under the Note immediately due and payable at a price of 118% of the Principal Amount, together with all accrued and unpaid interest thereon.

The Note, any Series C Preferred Stock deliverable upon conversion of the Note and any Common Stock received as interest under the Note, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold absent registration under the Securities Act or an applicable exemption from registration under the Securities Act.

As indicated above, the Company issued a convertible promissory note to an accredited investor, Dalcor, in a private transaction.  The Company did not use any underwriters nor did it use any form of advertising or general solicitation in connection with the sale of the Note.  The sale of the Note was made in reliance on an exemption provided by Section 4(2) of the Securities Act.

In connection with the Transaction, the Company and Dalcor entered into a security agreement (the “Security Agreement”) on August 20, 2008, pursuant to which the Company granted Dalcor a security interest in all of the Company’s personal property to secure the Company’s obligations under the Note.  Also in connection with the Transaction, the Company and Dalcor entered into a pledge agreement (the “Pledge Agreement”) on August 20, 2008, pursuant to which the Company granted Dalcor a first-priority security interest in all of the shares of common stock of Blideo, Inc., a Texas corporation, held by the Company and certain indebtedness owed to the Company to secure the Company’s obligations under the Note.  Also in connection with the transaction, the Company and Dalcor entered into a registration rights agreement on August 20, 2008, pursuant to which the Company granted Dalcor demand and piggyback registration rights with respect to the Note and the Series C Preferred Stock issued upon conversion of the Note.

On August 22, 2008, the Company filed a Certificate of Withdrawal with respect to its Series B Preferred Stock, none of which was then issued or outstanding, and filed a Certificate of Designation for its Series C Preferred Stock establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series C Preferred Stock, of which 5,000,000 shares are authorized, none of which are issued or outstanding but all of which are reserved for issuance upon conversion of the outstanding principal amount of the Note.

The holders of the Series C Preferred Stock shall be entitled to receive a dividend and distribution equal to the product of 100 multiplied by the dividend or distribution to be received by each share of Common Stock, including any amount received in a merger transaction, sale of the Company’s assets or similar transaction.  Holders of the Series C Preferred Stock shall be entitled to 100 votes for each share of Series C Preferred Stock held with respect to any and all matters presented to the stockholders of the Company for their action. The consent of the holders of a majority of the Series C Preferred Stock, voting separately as a class, shall be necessary for the Company to (i) increase the share capital of the Company or authorize or issue any securities or rights to subscribe for or convert into or call for the issue of any additional securities not outstanding on the date of the Certificate of Designation, (ii) declare or pay any dividends or other distributions upon any of its securities, or to redeem or purchase or otherwise acquire any of the Company’s securities or (iii) grant or award any registration rights.  Each share of the Series C Preferred Stock shall be deemed converted into 100 shares of Common Stock and shall participate pari passu with the Common Stock in the proceeds available to the Company’s shareholders upon the liquidation, dissolution, or winding up of the Company.

The description of the private placement in this Report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the Note, the Security Agreement and the Pledge Agreement filed as exhibits to the Company's Report filed August 26, 2008, on Form 8-K.

Termination of a Material Definitive Agreement

On July 15, 2008, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with La Jolla Cove Investors, Inc. (“La Jolla”), pursuant to which the Company sold a private placement convertible debenture (the “Debenture”) to La Jolla.  The Debenture was for gross proceeds of $2,000,000 (the “Debenture Amount”), of which $250,000 was paid by La Jolla at the closing of the Purchase Agreement and the balance of $1,750,000 was payable by a promissory note (the “La Jolla Note”) due January 30, 2011.  The Debenture accrued interest on the Debenture Amount at a rate of 6% per annum.  The Debenture was convertible into shares of Common Stock.

In connection with the Transaction, on August 20, 2008, the Company provided notice of redemption (the “Notice of Redemption”) of the Debenture issued to La Jolla to redeem, terminate and pay in full the Debenture.  A payment in the amount of $262,993, representing 100% of the outstanding principal amount of the Debenture plus accrued and unpaid interest, was made by the Company to La Jolla in connection with the Notice of Redemption.

In connection with the Transaction, on August 20, 2008, the Company and Nonsuch Holdings Ltd. (“Nonsuch”) cancelled and terminated that certain promissory note in the principal amount of $100,000 (the “Nonsuch Note”), which was issued by the Company to Nonsuch on July 29, 2008.  In exchange for cancellation and termination of the Nonsuch Note, the Company transferred 104,167 shares of common stock of Blideo, Inc., a Texas corporation, owned beneficially and of record by the Company to Nonsuch.  Nonsuch is an affiliate of, and is owned and controlled by Peter Leighton.

Changes in Control of Registrant

On August 20, 2008, the Company entered into the Note with Dalcor, pursuant to which the Company borrowed from Dalcor $5,000,000 in cash with interest at a rate of 6.0% per annum and a maturity date of August 20, 2016.  The source of the funds comes from Dalcor’s cash on hand.  The Note is convertible, at the option of Dalcor, up to the full Principal Amount, into the Series C Preferred Stock.  The number of shares of Series C Preferred Stock into which the Note may be converted is equal to the dollar amount of the Note being converted divided by a conversion price of $1.00.  In the event that Dalcor exercises its conversion rights under the Note and converts the full Principal Amount into Series C Preferred Stock, Dalcor will own beneficially and of record 5,000,000 shares of Series C Preferred Stock.

As of August 12, 2008, 355,640,130 shares of Common Stock were issued and outstanding.  In the event that Dalcor converts the Note into 5,000,000 shares of Series C Preferred Stock, with voting and preferential rights of 100/1, Dalcor will own approximately 58.43% of the Company’s voting power and economic benefits, which will result in a change of control of the Company.  The Peninsula Group, which holds approximately 10.2% of the Company, is currently the controlling shareholder.

Pursuant to the Note, the Note may be converted into shares of Series C Preferred Stock, in whole or in part at any time at the option of Dalcor.  Further pursuant to the Note, the Company and Dalcor agree that so long as the Note remains outstanding, two of the three Board members shall be representatives of Dalcor.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 21, 2008, Peter Leighton resigned from the office of President and as a director of the Company.  On August 21, 2008, Peter Ianace resigned from the office of Chief Executive Officer of the Company.  On August 21, 2008, the Board expanded the size of the Board to three persons and appointed William Hopke and Oliver Chappaz as directors to fill the newly created vacancies.

On August 21, 2008, the Board approved the appointment of Peter Ianace as Chairman of the Board of the Company and William Hopke as President and Chief Executive Officer of the Company, each effective immediately.  The annual compensation for each of Mr. Ianace and Mr. Hopke will be $198,000.  There is currently no bonus program.

Mr. Chappaz is 33 years old and has served as a partner at the law firm of Hornung Hovagemyan Avocats in Geneva, Switzerland since March 2008.  From March 2005 to February 2008, Mr. Chappaz served as a director at UBS SA in Geneva, Switzerland.  From July 2003 to February 2005, Mr. Chappaz served as an Estate Planning Officer at Royal Bank of Canada (Suisse) SA in Geneva, Switzerland.  From January 2001 to June 2003, Mr. Chappaz was employed with UBS SA in Geneva, Switzerland.  As of August 16, 2008, Mr. Chappaz was an officer or a beneficial owner of 10% or more of a company that owns shares of the Company’s Common Stock.  On May 15, 2008, Surecast Media, Inc. (“Surecast”) purchased a license from the Company for an aggregate amount of $1,000,000.  At the time of the purchase by Surecast, Mr. Chappaz was a director of Surecast.  Mr. Chappaz is no longer a director of Surecast.

Mr. Hopke is 52 years old and has been self employed in the investment banking services industry since October 2007.  From May 2003 to September 2007, Mr. Hopke served as Vice President Business Development for Software Performance Systems in Clinton, Maryland.  From January 2002 to April 2003, Mr. Hopke served as Chief Executive Officer of Teetimes.com in Williamsburg, Virginia.  As of August 16, 2008, Mr. Hopke owned and had registered in his name 183,789 shares of the Company’s Common Stock.  As of August 16, 2008, Mr. Hopke’s spouse owned 11,200 shares of the Company’s Common Stock, as to which Mr. Hopke disclaims any beneficial ownership.  As of August 16, 2008, Mr. Hopke’s adult children, who do not have the same home as Mr. Hopke, owned 84,512 shares of the Company’s Common Stock, as to which Mr. Hopke disclaims any beneficial ownership.  Mr. Hopke has received advisory fees in the aggregate amount of $18,000 from the Company other than as in his capacity as a member of the Board or any committee of the Board.  From 1986 to 1994, Mr. Hopke was Chief Operating Officer and Chief Financial Officer and a member of the Board of Directors of Dominion Capital (a wholly owned subsidiary of Dominion Resources) where he managed over $1.5 billion of investment assets and $2.0 billion of financing.  During his career, Hopke has served on other boards including, Organogenesis Inc., Columbia Labs Inc., Wilshire Technologies, Petersburg Longdistance Inc., Rincon Securities, Houston Venture Partners, Advanced Materials and others. In addition to serving as an officer and director of the Company, Mr. Hopke is a director of the Company's Bildeo, Inc. subsidiary.

Mr. Ianace has served as the Company’s Chief Executive Officer and as a director of the Company, and its predecessor Espre Texas, since July 2004.  He served in the same capacity from its organization in December 2003 until its merger with the Company in July 2004.  From April 2001 to November 2003, Mr. Ianace was Chief Executive Officer of Vianet Technologies, Inc., a company engaged in video software application and VOIP services.  He served as executive Vice President of Business Development for Vianet from June 1989 to April 2001.  Mr. Ianace served as the President and Chief Executive Officer of Intelect Network Technologies from April 1995 until April 1999, where he managed the growth and integration of worldwide sales and product development and was responsible for equity capitalization and strategic relationship building and partnering.  Mr. Ianace graduated from Newburgh Free Academy in 1966 and attended St. John’s University from 1966-1968.

Amendments to Articles of Incorporation or Bylaws;

On August 18, 2008, the Board approved the following amendments to the Amended and Restated Bylaws (the “Bylaws”) of the Company:

•	Article I, Section 1.8 was amended to change the definition of a quorum for stockholder action at any meeting to the outstanding shares representing a majority of the voting power outstanding.

•	Article 9 was added to allow the Company to opt out of the requirements imposed by Nevada Revised Statutes Section 78.378 and Section 78.3793.

•	Article 3, Section 3.1, Section 3.2.1(b) and Section 3.2.2 were amended so as to remove the Chairman of the Board as an executive officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations for the nine months ended June 30, 2008

The Company has restated its Consolidated Balance Sheet as of June 30, 2008, its Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine months ended June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008 to correct its accounting for its stock based compensation related to employee stock options.

The Company’s originally filed financial statements for the quarter ended December 31, 2007, reflected stock option expense for the entire year ended September 30, 2008, and not just the three months ended December 31, 2007, rather than being amortized on a straight lines basis over the vesting period.  This error was corrected in the quarter ended June 30, 2008, and all prior quarters.

The impact of the restatement and other reclassifications on the Company's Consolidated Balance Sheet as of June 30, 2008, its Consolidated Statement of Stockholders’ Equity (Deficit) for the three and nine months ended June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008, is summarized in Note 2 of the Notes to Consolidated Financial Statements.

During the nine months ended June 30, 2008, we generated revenues of $2,540,296 (compared with $2,014,464 in the same period last year, or an increase of 26%). The major components of revenue were:

●	Revenues were $1,001,540 for the three months ended June 30, 2008 (compared with $263,156 for the same period last year).
●
In April 2007 we entered into a license agreement for the exclusive right to use our technology for the entertainment market for an initial amount of $1,000,000 and a further $450,000 contingent on our delivering certain design proofs of concept. The license agreement granted the license holder a put option which could have required us to repurchase the license for $2,000,000 at any time after January 31, 2008, and before April 31, 2010. The revenue from this license was deferred and is included on our balance sheet as deferred revenue at September 30, 2007. In December 2007, we concluded an agreement with the licensee to waive the put option in return for a waiver of the balance due under the license of $450,000, and accordingly we recorded the full license fee of $1,000,000 in the quarter ended December 31, 2007.

●
$453,000 for the design of our customers’ applications, including a major US telecommunications carrier. We expect continued engineering revenues if and when these customers successfully deploy their product and/or service offerings.

For the nine months ended June 30, 2008, our total operating expenses were $13,153,531 (compared to $10,603,467 the same period last year). Product development and consulting expenses amounted to $2,487,191 (compared to $878,595 in the comparable period in 2007, or an increase of 183%).  This substantial increase is primarily attributable to an increase in outsource engineering costs incurred in the development of VUELIVE, the design of Blideo’s application and the provision of engineering services to third parties. For the nine months ended June 30, 2008, our general, administrative and selling expenses were $8,552,070 (compared to $3,990,052 in the comparable period last year, or an increase of 114%). General, administrative and selling expenses incurred for the nine months ended June 30, 2008, which were attributable to the non-cash expenses from the Company’s incentive stock option plan, were $1,998,827 (compared to $5,656,459 in the comparable period last year, or a decrease of 65%).  We incurred increased salary expenses related to our sales and marketing program and legal and accounting expenses relating to our becoming a fully-reporting company.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant and recurring losses from the period December 22, 2003 (inception), through June 30, 2008. At June 30, 2008, we had $280,500 in cash (excluding Blideo’s cash of $422,533, over which the Company may be deemed to have had control through the ownership interests in Blideo of the Company and Mr. Leighton) compared with $3,352,414 (excluding Blideo’s cash of $498,251) at September 30, 2007.  The Company’s continued existence is dependent upon its ability to achieve profitability and to generate cash either from operations or financing.

Management’s financial plan is as follows:

•	For the remainder of 2008, focus on completing the development of and launching of VUELIVE (previously ESPRE Live)

VUELIVE will deliver live interactive video services targeted at specific verticals such as:

Remote consultations – Medical

Remote Depositions – Legal

Remote Maintenance – Industrial

Online Advertising – Visual collaboration

VUEChat transforms the camera on any device into a broadcast feed that can be viewed, live or on-demand, to anyone on the web with a browser.

Multi-party video-communication (up to 7-way): the ability for a subscriber to communicate through video with anyone else in the community

Additionally there will be specific focus on live event broadcasting, including sports and breaking news through our service offering, VUECAST.

VUECAST transforms the camera on any device into a broadcast feed that can be viewed, live or on-demand, to anyone on the web with a browser.

o	Panel Broadcasts (up to 3 panelists): a broadcast is enhanced by a “panel” of commentators or guests

o	Selective Broadcasts: the ability to broadcast live or pre-recorded content to a selected, limited number of subscribers.

o	User Generated Broadcasts: the ability for a subscriber to broadcast it’s own live or pre-recorded content

o	Multi-party video-communication (up to 7-way): the ability for a subscriber to communicate through video with anyone else in the community (take questions from the audience)

•
Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well-defined application strategies that require VUELive to deliver them. Potential customers have been identified and the Company is in active negotiations with them. No assurance can be given, however, that we will be successful in entering into satisfactory commercial arrangements with these or other customers.

•
Establish independent sales agreements with representatives to sell our VUELive services into the enterprise market. We will actively pursue the engagement of additional independent sales representatives that can distribute the Company’s existing video products and services both domestically and internationally. Potential partners have been identified and we are in active negotiations with them. No assurance can be given, however, that we will be successful in entering into satisfactory commercial arrangements with these or other partners.

•
Foster and build relationship with technology partners that want to add live video to their product portfolio thereby leveraging their existing customer bases. Potential partners have been identified and we are in active negotiations with them. No assurance can be given, however, that we will be successful in entering into satisfactory commercial arrangements with these or other partners.

•	Raise additional debt and equity financing. This is critical for the Company to continue as a going concern.

For the nine months ended June 30, 2008, and June 30, 2007, we used net cash of $8,087,216 and $1,958,687, respectively, for operations; we used net cash of $162,045 and $301,265, respectively, for investing; and realized net cash of $5,101,628 and $2,864,727, respectively, from financing activities, primarily from the sale of our common stock and receipts of stock subscription receivables. The increase of $6,128,529 in net cash used was primarily due to the addition of personnel in the area of sales, marketing, and engineering along with Blideo’s not having come into existence prior to April 2007.  The achievement of profitability and the ability to generate cash flows from operations will depend on, among other things, the acceptance of our products and services, competition, and the deployment of video applications by our customers. These matters by their nature contain uncertainties and our financial statements do not include any adjustments that might occur from future efforts. There is therefore substantial doubt about our ability to continue as a going concern.

Our current cash requirements are approximately $1,150,000 per month, principally for salaries, professional services and office expenses. Included in these expenditures is approximately $400,000 of development expense for the design and deployment of Blideo’s application, VUELIVE, and other customers. As Blideo’s application and VUELIVE design and development near completion, we project our cash requirements per month to decrease and approach $550,000.  Our capital expenditures (depending on our hiring program), which principally consist of computer equipment, test equipment and office requirements, are approximately $15,000 per month. Based on our cash flow projections, we expect that while our cash requirements will continue at their current rate for the foreseeable future, we will be able to meet a portion of our cash requirements from the proceeds of agreements for our services and the sale of our products. We have been and expect to remain cash flow negative for calendar year 2008, and will therefore be dependent on the proceeds of the sale of our equity securities, as to which there is no assurance.

As with any company engaged in the development of new technology, we have constantly been challenged by the need to find continuing and new sources of capital to meet our operating expenses. There can be no assurance that we will continue to be successful in obtaining financing, or that we will be able to generate significant revenues from operations in calendar 2008, in which event we may be unable to proceed with our business operations. Substantial doubt exists about our ability to continue as a going concern if we do not generate significant revenues from financing and from operations.

Critical Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the Company’s registration statement on Form 10/A filed March 31, 2008. A discussion of those policies that require management judgment and estimates and are most important in determining the Company’s operating results and financial condition appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s registration statement on Form 10/A. The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

Forward-Looking Statements

All statements other than statements of historical fact included in this Report, including without limitation statements regarding the Company’s financial position, business strategy, and the plans and objectives of the Company’s management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, general business and economic conditions, including, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures in the technology and development of video delivery over internet protocol.  Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company as previously disclosed in the Company’s registration statement on Form 10/A filed March 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A to Part I in the Company’s Registration Statement on Form 10 filed March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended June 30, 2008, the Company issued 27,385,412 shares of restricted common stock to accredited investors for cash with no demand or piggy-back registration rights. These securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, promulgated there under.  The proceeds were used for operational expenses.

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

ESPRE SOLUTIONS, INC.

Registrant

	Date		Date
/s/ William Hopke	October 8, 2008	/s/ BG Moore	October 8,2008
William Hopke		BG Moore
Chief Executive Officer/President		Chief Financial Officer