Form 10-Q/A
period 2008-03-31
Espre Solutions Inc
filed 2008-11-13
CIK 1304588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51577

ESPRE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	68-0576847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 W. Plano Parkway, Suite 2600, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(214) 254-3708
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes       ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 355,640,130 shares of Common Stock as of November 12, 2008 .

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended March 31, 2008, includes a restatement of our consolidated financial statements for the quarterly periods ended March 31, 2008 (and related disclosures), initially filed on May 20, 2008.

The Company has restated its Consolidated Balance Sheet as of March 31, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and six months ended March 31, 2008 (as contained in this Report) to correct its accounting for its stock based compensation related to employee stock options, its expensing of performance based options, its accounting for minority interest, its classification of software licensing fee revenues, its classification of stock and options for services, its classification of interest income and its classification of amortization expense.  Finally, the Company has corrected its accounting for revenues reported in the prior year for the three and six months ended March 31, 2007, in accordance with its revenue recognition policies.  The errors were discovered and corrected in the quarter ended June 30, 2008 and for all prior quarters.

A further discussion of the restatement of the consolidated financial statements for these fiscal quarters is contained in Note 2 to the unaudited consolidated financial statements of this report.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2008	September 30, 2007
	(Unaudited)
	(As Restated)
ASSETS
Current assets:
Cash	$1,374,728	$3,850,666
Accounts receivable, net	247,348	251,050
Prepaid expenses and advances	93,064	34,564
Total current assets	1,715,140	4,136,280

Equipment, net	341,992	296,758
Intangible assets, net	79,038	73,191
Loans to related parties	69,432	69,432
Other assets	124,124	97,292
Total assets	$2,329,726	$4,672,953

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$1,667,944
Accounts payable and accrued expenses	1,227,687	1,449,399
Total current liabilities	1,252,687	3,117,343

Deferred revenue — related party	-	1,000,000
Minority interest	1,332,505	348,093

Stockholders’ (deficit) equity

Common shares — $0.001 par value; authorized 500,000,000 shares; and 340,690,884 and 318,522,499 shares issued and outstanding , respectively	340,690	318,522
Additional paid-in capital	76,630,778	71,110,086
Stock subscription receivable	(28,500)	(190,000)
Retained (deficit)	(77,198,434)	(71,031,091)
Total stockholders’ (deficit) equity	(255,466)	207,517
Total liabilities and stockholders’ (deficit )equity	$2,329,726	$4,672,953

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Software licensing fees	$-	$600,000	$1,000,000	$1,240,000
Custom engineering fees	453,650	244,500	510,992	477,750
Other	13,992	116,534	27,764	124,160
Total revenues	467,642	961,034	1,538,756	1,841,910

Expenses:
General, administrative and selling expenses	3,215,226	1,290,372	5,281,914	2,383,800
General, administrative and selling expenses stock based compensation	358,389	1,726,334	1,441,798	2,810,408
Research and development	974,795	366,900	1,626,063	451,500
Amortization and depreciation	32,086	23,399	70,173	46,746
Total operating expenses	4,580,496	3,407,005	8,419,948	5,692,454
Loss from operations	(4,112,854)	(2,445,971)	(6,881,192)	(3,850,544)
Interest income	15,641	-	36,031	-
Interest expense	(675)	(1,836)	(675)	(9,684)
Net loss before minority interest	(4,097,888)	(2,447,807)	(6,845,836)	(3,860,228)

Minority interest	518,763	-	825,587	-
Net (loss)	$(3,579,125)	$(2,447,807)	$(6,020,249)	$(3,860,228)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	330,385,415	208,334,315	323,934,532	208,334,315

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six Months Ended March 31,
(Unaudited)

	2008	2007
Cash flows from operating activities:	(As Restated)	(As Restated)
Net (loss) for period	$(6,020,249)	$(3,860,228)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	838,233	200,000
Stock based compensation	1,441,798	2,810,408
Amortization and depreciation	70,173	46,746
Minority interest	(825,587)	-
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	150,000
Accounts receivable	4,702	(445,486)
Prepaid expenses	(58,500)	27,811
Other assets	(26,833)	(7,600)
Accounts payable and accrued expenses	(209,353)	254,809
Total cash used in operating activities	(5,785,616)	(823,540)

Net cash used in investing activities:
Purchase of equipment	(86,545)	(19,348)
Purchase of intangible assets	(34,709)	(127,580)
Loan to affiliate	-	(250,000)
Net cash used in investing activities	(121,254)	(396,928)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	102,957
Proceeds from sale of stock	1,781,932	1,140,000
Minority capital raised	1,749,000	-
Net cash provided by financing activities	3,430,932	1,242,957

Net (decrease) increase in cash	(2,475,938)	22,489

Cash, beginning of period	3,850,666	291,426

Cash, end of period	$1,374,728	$313,915

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	$619,000

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CONTROLLED SUBSIDIARY

The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes such disclosures are adequate to make the information presented not misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s Form 10 filed on March 31, 2008.

On April 27, 2007, the Company and Peter Leighton, who was then its President (“Leighton”), founded Blideo, Inc. (“Blideo”) (dba Openacircle.com) each with a 40% interest. The Company and Leighton control Blideo and it has therefore been consolidated in these condensed consolidated financial statements.

2.  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of March 31, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and six months ended March 31, 2008, to correct its accounting for its stock based compensation related to employee stock options, its expensing of performance based options and its accounting for minority interest, its classification of interest income and its classification of amortization expense and its accounting for revenues for the three and six months ended March 31, 2007.

The Company’s originally filed financial statements for the quarter ended December 31, 2007, reflected stock option expense for the entire year in that quarter, rather than being amortized on a straightline basis over the vesting period. This also resulted in an overstatement of expenses for the three and six months ended March 31, 2008.  The Company also improperly expensed certain performance-based stock options in the quarter ended March 31, 2008, when the conditions for vesting had not been met.  The options were subsequently forfeited.  The company also corrected its classification of stock and options for services, which was previously classified as stock-based compensation, to general, administrative and selling expenses. The Company also corrected its accounting for minority interest for the three and six months ended March 31, 2008, which was previously based on an incorrect number of common shares outstanding and an incorrect percentage ownership in its consolidated subsidiary, which previously included the effects of a stock split authorized subsequent to March 31, 2008.  In addition, the Company corrected its classification of interest income, which was previously classified as revenues, as well as its classification of custom engineering fees, which was previously classified as other revenues, and its classification of amortization expense, which was previously improperly classified as a reduction of the underlying asset rather than as an increase in accumulated amortization.

Finally, the Company corrected its accounting for revenues reported in the prior year for the three and six months ended March 31, 2007, in accordance with its revenue recognition policies.  We corrected our software licensing fee revenues that were prematurely recognized in the prior year three month period ended December 31, 2006.  The revenues were subsequently recorded in the proper three and six months prior year period ended March 31, 2007 when all of the conditions for revenue recognition were fully met.  The errors were discovered and corrected in the quarter ended June 30, 2008, and for all prior quarters.

The impact of the restatement and other reclassifications on the Company's Consolidated Balance Sheet as of March 31, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and six months ended March 31, 2008 and the three and six months ended March 31, 2007, is summarized in the tables below:

CONSOLIDATED BALANCE SHEET

	As of March 31, 2008
	As previously reported	Reclassifications and adjustment	As restated
ASSETS
Current assets:
Cash	$1,374,728	$-	$1,374,728
Accounts receivable	247,348	-	247,348
Prepaid expenses and advances	93,064	-	93,064
Total current assets	1,715,140	-	1,715,140

Equipment, net	341,992	-	341,992
Intangible assets, net	79,038	-	79,038
Loans to related parties	69,432	-	69,432
Other assets	124,124	-	124,124
Total assets	$2,329,726	$-	$2,329,726

LIABILITIES AND STOCKHOLDERS (DEFICIT)
Current liabilities:
Notes payable to related parties	$25,000	$-	$25,000
Accounts payable and accrued expenses	1,229,812	(2,125)	1,227,687
Total current liabilities	1,254,812	(2,125)	1,252,687

Minority interest	1,186,414	146,091	1,332,505

Stockholders' (deficit)
Common stock	340,690	-	340,690
Additional paid in capital	78,782,089	(2,151,311)	76,630,778
Stock subscription receivable	(28,500)	-	(28,500)
Retained (deficit)	(79,205,779)	2,007,345	(77,198,434)
Total stockholders’ (deficit)	(111,500)	(143,966)	(255,466)

Total liabilities and stockholders' (deficit)	$2,329,726	$-	$2,329,726

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2008			Six months ended March 31, 2008
	Previously reported	Reclassifications and adjustments	As restated	As previously reported	Reclassifications and adjustments	As restated
Revenues:
Software licensing fees	$-	$-	$-	$1,000,000	$-	$1,000,000
Custom engineering fees	418,284	35,366	453,650	475,626	35,366	510,992
Other	13,380	612	13,992	63,130	(35,366)	27,764
Total revenues	431,664	35,978	467,642	1,538,756	-	1,538,756

Expenses:
General, administrative and selling	2,441,707	773,519	3,215,226	5,211,890	70,023	5,281,913
General, administrative and selling stock based compensation	1,801,577	(1,443,188)	358,389	3,798,318	(2,356,520)	1,441,798
Research and development	1,003,810	(29,015)	974,795	1,590,697	35,366	1,626,063
Amortization and depreciation	25,886	6,200	32,086	57,673	12,500	70,173
Total operating expenses	5,272,980	(692,484)	4,580,496	10,658,578	(2,238,631)	8,419,947

Loss from operations	(4,841,316)	728,462	(4,112,854)	(9,119,822)	2,238,631	(6,881,191)

Interest income	36,030	(20,389)	15,641	36,030	-	36,030
Interest expense	(1,575)	900	(675)	(1,575)	900	(675)
Net loss before minority interest	(4,806,861)	708,973	(4,097,888)	(9,085,367)	2,239,531	(6,845,836)

Minority interest	529,319	(10,556)	518,763	910,678	(85,091)	825,587
Net (loss)	$(4,277,542)	$698,417	$(3,579,125)	$(8,174,689)	$2,154,440	$(6,020,249)

Basic and diluted net loss per share	$(0.01)	$-	$(0.01)	$(0.03)	$0.01	$(0.02)

Weighted average shares outstanding, basic and diluted	330,385,415	-	330,385,415	323,934,532	-	323,934,532

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended March 31, 2008
	As previously reported	Reclassifications and adjustments	As restated
Cash flows from operating activities:
Net (loss) for period	$(8,174,689)	$2,154,440	$(6,020,249)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	732,477	105,756	838,233
Stock based compensation	3,798,318	(2,356,520)	1,441,798
Amortization and depreciation	57,673	12,500	70,173
Minority interest	(910,678)	85,091	(825,587)
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	-	(1,000,000)
Accounts receivable	3,702	1,000	4,702
Prepaid expenses	(58,501)	-	(58,501)
Other assets	(26,832)	-	(26,832)
Accounts payable and accrued expenses	(219,587)	10,234	(209,353)
Total cash used in operating activities	(5,798,117)	12,501	(5,785,616)

Net cash used in investing activities:
Purchase of equipment	(87,032)	487	(86,545)
Purchase of intangible assets	(21,721)	(12,988)	(34,709)
Net cash used in investing activities	(108,753)	(12,501)	(121,254)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	-	(100,000)
Proceeds from sale of stock	1,781,932	-	1,781,932
Minority capital raised	1,749,000	-	1,749,000
Net cash provided by financing activities	3,430,932	-	3,430,932

Net decrease in cash	(2,475,938)	-	(2,475,938)

Cash, beginning of period	3,850,666	-	3,850,666

Cash, end of period	$1,374,728	$-	$1,374,728

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	$-	$1,542,943

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2007			Six months ended March 31, 2007
	Previously reported	Reclassifications and adjustments	As restated	As previously reported	Reclassifications and adjustments	As restated
Revenues:
Software licensing fees	$-	$600,000	$600,000	$1,990,000	$(750,000)	$1,240,000
Custom engineering fees	244,500	-	244,500	477,750	-	477,750
Other	116,534	-	116,534	124,160	-	124,160
Total revenues	361,034	600,000	961,034	2,591,910	-	1,841,910

Expenses:
General, administrative and selling	1,218,772	71,600	1,290,372	2,383,800	-	2,383,800
General, administrative and selling: stock based compensation	1,726,334	-	1,726,334	2,810,408	-	2,810,408
Research and development	366,900	-	366,900	451,500	-	451,500
Amortization and depreciation	23,399	-	23,399	46,746	-	46,746
Total operating expenses	3,335,405	71,600	3,407,005	5,692,454	-	5,692,454

Loss from operations	(2,974,371)	528,400	(2,445,971)	(3,100,544)	(750,000)	(3,850,544)

Interest income	-	-	-	-	-	-
Interest expense	(1,836)	-	(1,836)	(9,684)	-	(9,684)
Net loss before minority interest	(2,976,207)	528,400	(2,447,807)	(3,110,228)	(750,000)	(3,860,228)

Minority interest	-	-	-	-	-	-
Net (loss)	$(2,976,207)	$528,400	$(2,447,807)	$(3,110,228)	$(750,000)	$(3,860,228)

Basic and diluted net loss per share	$(0.01)	$-	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	220,393,640	-	220,393,640	220,393,640	-	220,393,640

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended March 31, 2007
	As previously reported	Reclassifications and adjustments	As restated
Cash flows from operating activities:
Net (loss) for period	$(3,110,228)	$(750,000)	$(3,860,228)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	200,000	-	200,000
Stock based compensation	2,810,408	-	2,810,408
Amortization and depreciation	46,746	-	46,746
Changes in assets and liabilities:
Deferred revenue	150,000	-	150,000
Accounts receivable	(1,195,486)	750,000	(445,486)
Prepaid expenses	27,811	-	27,811
Other assets	(7,600)	-	(7,600)
Accounts payable and accrued expenses	254,809	-	254,809
Total cash used in operating activities	(823,540)	-	(823,540)

Net cash used in investing activities:
Purchase of equipment	(19,348)	-	(19,348)
Purchase of intangible assets	(127,580)	-	(127,580)
Loan to affiliate	(250,000)	-	(250,000)
Net cash used in investing activities	(396,928)	-	(396,928)

Cash flows provided by financing activities:
Payments on notes payable to related parties	102,957	-	102,957
Proceeds from sale of stock	1,140,000	-	1,140,000
Net cash provided by financing activities	1,242,957	-	1,242,957

Net decrease in cash	22,489	-	22,489

Cash, beginning of period	291,426	-	291,426

Cash, end of period	$313,915	$-	$313,915

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Non-cash transactions:
Issuance of common stock to retire debt	$619,000	$-	$619,000

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions have been eliminated in consolidation.

Reclassifications

Prior year’s information is reclassified whenever necessary to conform to current year’s presentation.

Revenue Recognition

The Company has adopted the following principles in which all of certain criteria must be met before revenues are recognized.  The principal standards include:

•	Persuasive evidence of a contractual arrangement exists;
•	Delivery of the service has occurred in accordance with the Company’s contractual obligations and title has passed to the customer;
•	The fee or revenue recognized is fixed or determinable; and,
•	The right to payment is unconditional and collectability is probable.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at the fair value of the options.  SFAS NO. 123R is effective for annual periods beginning after June 15, 2005.

The Company has adopted SFAS No. 123R using the “modified prospective application” and, therefore, financial statements from periods ending prior to October 1, 2005 have not been restated.  The Company’s net loss for the three months ended March 31, 2008 and 2007 was $358,389 and $1,726,334, respectively, higher than if it had continued to account for share-based compensation under APB No. 25.  The Company’s net loss for the six months ended March 31, 2008 and 2007 was $1,441,798 and $2,810,408, respectively, higher than if it had continued to account for share-based compensation under APB No. 25.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning October 1, 2008, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning October 1, 2008, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

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

4.  GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant and recurring losses and negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to achieve profitability and to generate cash either from operations or financing.

Management’s plan is as follows:

•	Obtain additional debt and equity financing

•	Market its principal product, VUELIVE (previously EspreLive), to customers wishing to build applications using video and provide custom engineering services to those customers as requested.

•	Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well defined application strategies that require VUELIVE to develop them.

•	Launch Blideo as an application service provider.

•
Establish independent sales agreements with representatives to sell its products and services.  The Company will actively pursue the engagement of additional independent sales representatives who can distribute the Company’s existing video products and services, both domestically and internationally.

In the period from inception to March 31, 2008, the Company has transacted a substantial amount of its business with related parties. The Company continues to be dependent on revenues from these related parties. The achievement of profitability and the ability to generate cash flows from operations is dependent upon, amongst other things, the acceptance of the Company’s products and services, competition from other products and the deployment of video applications by our customers. There is no assurance that management’s plan will be successful. Accordingly, substantial doubts exist about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.  CASH

At March 31, 2008 the Company had $247,340 in cash (excluding Blideo’s cash of $1,127,388, over which the Company may be deemed to have control through the ownership interests in Blideo of the Company and Mr. Leighton) compared with $3,352,415 (excluding Blideo’s cash of $498,251) at September 30, 2007.

6.  INVESTMENT IN AND LOANS TO RELATED PARTIES

Blideo, Inc.

On April 24, 2007, prior to joining the Company, Peter Leighton, who served as the Company’s President from July 26, 2007, and a director from May 1, 2007, founded Blideo, Inc., (“Blideo”) and invested $200,000 in May 2007 and $300,000 in July 2007. The Company invested the same amounts in the same time periods. In May of 2007, Blideo acquired an exclusive license from Media Distribution Solutions. LLC (“MDS”), a customer of the Company since April 2006, for the distribution and use of MDS’s software in any social networking application for $175,000 plus certain ongoing royalties. In September 2007, Espre’s Vice President — Sales invested $125,000 in Blideo. Certain former officers and employees of the Company are now officers and employees of Blideo. On October 31, 2007, the Company licensed VUELIVE on a non-exclusive basis to Blideo for five (5) years for a one time license fee of $1,000,000 plus 1% of gross revenues.

As an integral part of this agreement, Blideo agreed to pay the Company a one-time fee of $700,000 for engineering and design services to build the Blideo Application Release 1.0 from September 1, 2007 to March 31, 2008. The $700,000 contract engineering fees paid for core technology development will decrease the license fee. As part of this license the Company has agreed not to contract with any application service provider that plans to launch a service competitive to Blideo’s for one year following the acceptance by Blideo of the application the Company is designing and building. In addition, Blideo is obligated to pay the Company a product maintenance fee for the application the Company is building for Blideo of $70,000 for the first year commencing September 2007 and thereafter at a rate to be negotiated. In addition, until April 1, 2008, the Company provided office accommodation to Blideo for $2,000 per month.  On April 1, 2008, Blideo sublet offices from an independent third party and moved its entire staff to them.  The Company also provides accounting services to Blideo for $500 per month on a month to month basis. The Company believes all related party transactions have been consummated on terms equivalent to those that prevail in arms’ length transactions.

The assets of Blideo are not available to the Company other than through the contractual agreements more fully described above and trough direct control through the same management personnel.

7.  NOTES PAYABLE TO RELATED PARTIES

Notes payable consisted of the following:

	March 31, 2008	September 30, 2007
Contingent repurchase agreement to Video Software Partners, secured by certain software products, payable on February 1, 2008, interest imputed at 10%	$-	$1,642,944

Note payable to a related individual, at 10%, due November 25, 2004, extended year to year, unsecured	25,000	25,000
	$25,000	$1,667,944

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2008	September 30, 2007
Accounts payable - trade	$845,349	$543,487
Accrued expenses	38,845	242,151
Due to investment banker	-	139,825
Accrued vacation pay	76,640	76,640
Accrued payroll and payroll taxes	266,853	297,296
Customer advances	-	150,000
	$1,227,687	$1,449,399

9.  OTHER RELATED PARTY TRANSACTIONS

The Company regularly engages the services of a related vendor.  The vendor became related when its principals purchased restricted common stock from the Company.  In the three and six month periods ending March 31, 2008, the Company incurred $213,615 and $411,980, respectively, in Product Development and Consulting expenses and $1,200 in General, Sales and Administrative expenses from this vendor.

10.  STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock

Payments for Services
In the six months ended March 31, 2008, the Company issued a total of 4,596,719 shares of common stock for consulting, advisory and other services recorded at market values ranging between of $0.16 and $0.26 per share or $732,477.  For the same period in the previous fiscal year the Company issued 1,538,462 shares at a market price of $0.13 per share or $200,000 for consulting and advisory services.

Capital Raises
In the six months ended March 31, 2008, the Company issued 15,621,667 shares of restricted common stock with no demand or piggy-back registration rights to accredited investors for $1,620,432. The Company paid fees of $38,263 in connection with the sale of these common shares.

11.  STOCK OPTIONS

The Company's 2004 Equity Incentive Plan (the "Stock Option Plan”) provides employees, consultants and directors to be granted options to purchase shares of the Company's common stock, incentive stock options ("ISOs").  The maximum aggregate number of shares of common stock available for award under the Stock Option Plan is 100,000,000, and is subject to adjustment as set forth therein.  Under the plan, ISOs may not be vested until a date, or dates, subsequent to their date of grant, or until the occurrence of one or more specified events annually.   At March 31, 2008, the Company had granted 84,404,634 ISOs.  Of the granted ISOs, 69,865,000 vest on the anniversary of the date of grant equally over three years; 9,039,634 vested immediately; 2,125,000 vest completely thirteen months after the date of grant; and 3,375,000 vest completely over eighteen months after the date of grant.  All ISOs expire no later than ten years from the date of grant for participants that own no more than ten percent of all classes of voting stock of the Company and its subsidiaries.  The expiration for participants that own more than ten percent of all voting classes of stock of the Company and its subsidiaries is five years from the date of grant.

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

At March 31, 2008, summarized stock options outstanding and exercisable were:

	Outstanding Stock Options		Exercisable Stock Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	79,904,634	$.1174	36,506,010	$.1174
Granted	4,500,000	$.0883	4,261,172	$.0876	.
Outstanding at end of period	84,404,634	$.1159	40,767,182	$.1159

The weighted average fair value of each option has been approximated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants; no dividend yield, volatility of 160%, risk free interest rate of 3.59%, and an expected term of five years.

At March 31, 2008, summarized stock options outstanding and exercisable were:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Shares	Life	Weighted Average exercise Price	Shares	Life	Weighted Average exercise Price

$0.010 - $0.085	51,979,634	8.33	$0.08	19,619,273	8.33	$0.08

$0.100 - $0.200	26,945,000	7.70	$0.10	19,730,749	7.70	$0.10

$0.210 - $1.333	5,480,000	6.90	$0.54	1,417,160	6.90	$0.61

	84,404,634			40,767,182

The weighted average fair value of each option has been approximated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants; no dividend yield, volatility of 160%, risk free interest rate of 3.59%, and an expected term of five years.

As of March 31, 2008, there was approximately $3.1 million of unrecognized compensation costs related to unvested share-based compensation arrangements granted under the Stock Option Plan, including 4,500,000 of new grants authorized in the current quarter.  This expense will be recognized on a straight-line basis over the remaining requisite service period, currently through December 2010.

12.  WARRANTS

Transactions and other information relating to warrants as of March 31, 2008, are summarized as follows:

Outstanding Warrants			Exercisable Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	44,019,716	$0.10	44,019,716	$0.10
Granted during period	-	-	-	-
Exercised during the period	(892,858)	$0.10	(892,858)	$0.10

Outstanding at March 31, 2008	43,126,858	$0.10	43,126,858	$0.10

13.  CONCENTRATION OF CREDIT RISK AND DEPENDENCY

For the six months ended March 31, 2008, the Company had one sale to one customer who individually accounted for more 66% of the total gross sales for that period. For the six months ended March 31, 2007, the Company had sales to one customer who accounted for more than ten percent of the Company’s total gross sales for that period.

For the six months ended March 31, 2008, the Company purchased services from one supplier who individually accounted for 23% percent of the Company’s total product and development and consulting fees for the period.  Should the Company lose this supplier, it will have a material adverse impact on the operations of the company.

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

14.  DEFERRED INCOME TAXES

The Company reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount to the deferred asset as the realization of the deferred tax asset is uncertain. Deferred tax assets are as follows:

	March 31, 2008	September 30, 2007

Net operating loss carryforward	$21,388,000	$19,433,000
In-process research and development	1,129,000	1,528,000
Transition adjustment	217,000	217,000
	$22,734,000	$21,178,000
Less valuation allowance	(22,734,000)	(21,178,000)
Net deferred tax assets	$-	$-

15.  SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

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

The holders of the Series C Preferred Stock shall be entitled to receive a dividend and distribution equal to the product of 100 multiplied by the dividend or distribution to be received by each share of Common Stock, including any amount received in a merger transaction, sale of the Company’s assets or similar transaction. Holders of the Series C Preferred Stock shall be entitled to 100 votes for each share of Series C Preferred Stock held with respect to any and all matters presented to the stockholders of the Company for their action. The consent of the holders of a majority of the Series C Preferred Stock, voting separately as a class, shall be necessary for the Company to (i) increase the share capital of the Company or authorize or issue any securities or rights to subscribe for or convert into or call for the issue of any additional securities not outstanding on the date of the Certificate of Designation, (ii) declare or pay any dividends or other distributions upon any of its securities, or to redeem or purchase or otherwise acquire any of the Company’s securities or (iii) grant or award any registration rights. Each share of the Series C Preferred Stock shall be deemed converted into 100 shares of Common Stock and shall participate proportionally with the Common Stock in the proceeds available to the Company’s shareholders upon the liquidation, dissolution, or winding up of the Company.

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

In connection with the Transaction, on August 20, 2008, the Company and Nonsuch Holdings Ltd. (“Nonsuch”) cancelled and terminated that certain promissory note in the principal amount of $100,000 (the “Nonsuch Note”), which was issued by the Company to Nonsuch on July 29, 2008.  In exchange for cancellation and termination of the Nonsuch Note, the Company transferred 104,167 shares of common stock of Blideo, Inc., a Texas corporation, owned beneficially and of record by the Company to Nonsuch.  Nonsuch is an affiliate of, and is owned and controlled by, Peter Leighton.

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

As of November 12, 2008, 355,640,130 shares of Espre Common Stock were issued and outstanding.  In the event that Dalcor converts the Note in to 5,000,000 shares of Series C Preferred Stock, with voting and preferential rights of 100/1, Dalcor will own approximately 58.43% of the Company’s voting power and economic benefits, which will result in a change of control of the Company.  The Peninsula Group, which holds approximately 10.2% of the Company, is currently the controlling stockholders.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 21, 2008, Peter Leighton resigned from the office of President and as a director of the Company.  On August 21, 2008, Peter Ianace resigned from the office of Chief Executive Officer of the Company and on October 24, 2008, he resigned as an officer and director of the Company.  On August 21, 2008, the Board expanded the size of the Board to three persons and appointed William Hopke and Oliver Chappaz as directors to fill the newly created vacancies.

On August 21, 2008, the Board approved the appointment of Peter Ianace as Chairman of the Board of the Company and William Hopke as President and Chief Executive Officer of the Company, each effective immediately.  The annual compensation for each of Mr. Ianace and Mr. Hopke will be $198,000.  There is currently no bonus program.  As discussed above, on October 24, 2008, Mr. Ianace resigned as an officer and director of the Company.

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

Mr. Hopke is 52 years old and has been self employed in the investment banking services industry since October 2007.  From May 2003 to September 2007, Mr. Hopke served as Vice President Business Development for Software Performance Systems in Clinton, Maryland.  From January 2002 to April 2003, Mr. Hopke served as Chief Executive Officer of Teetimes.com in Williamsburg, Virginia.  As of August 16, 2008, Mr. Hopke owned and had registered in his name 183,789 shares of the Company’s Common Stock.  As of August 16, 2008, Mr. Hopke’s spouse owned 11,200 shares of the Company’s Common Stock, as to which Mr. Hopke disclaims any beneficial ownership.  As of August 16, 2008, Mr. Hopke’s adult children, who do not have the same home as Mr. Hopke, owned 84,512 shares of the Company’s Common Stock, as to which Mr. Hopke disclaims any beneficial ownership.  Mr. Hopke has received advisory fees in the aggregate amount of $18,000 from the Company other than as in his capacity as a member of the Board or any committee of the Board.  From 1993 to 1996, Mr. Hopke served on the board of directors of Organogenesis, Inc.  From 1992 to 1996, Mr. Hopke served on the board of directors of Columbia Labs.  From 1986 to 1994, Mr. Hopke served on the board of directors for Dominion Capital.  In addition to serving as an officer and director of the Company, Mr. Hopke is the President and a director of the Company’s Blideo, Inc. subsidiary.

Mr. Ianace served as the Company’s Chief Executive Officer and as a director of the Company from July 2004 until his resignations on August 21 and October 24, 2008.  He served in the same capacity with the Company’s predecessor, Espre Texas, Inc., from its organization in December 2003 until its merger with the Company in July 2004.  From April 2001 to November 2003, Mr. Ianace was Chief Executive Officer of Vianet Technologies, Inc., a company engaged in video software application and VOIP services.  He served as executive Vice President of Business Development for Vianet from June 1989 to April 2001.  Mr. Ianace served as the President and Chief Executive Officer of Intelect Network Technologies from April 1995 until April 1999, where he managed the growth and integration of worldwide sales and product development and was responsible for equity capitalization and strategic relationship building and partnering.  Mr. Ianace graduated from Newburgh Free Academy in 1966 and attended St. John’s University from 1966-1968.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six months ended March 31, 2008

We have restated the Consolidated Balance Sheet as of March 31, 2008, and the Consolidated Statements of Operations and Cash Flows for the three and six months ended March 31, 2008, to correct the accounting for stock based compensation related to employee stock options, certain performance based options, our accounting for minority interest and our classification of interest income and amortization expense.

Our originally filed financial statements for the quarter ended March 31, 2008, reflected stock option expense for the entire year ended September 30, 2008, and not just the three and six months ended March 31, 2008, rather than being amortized on a straight lines basis over the vesting period. We expensed certain performance-based stock options in the three and six months ended March 31, 2008, when the conditions for vesting had not been met.  The options were subsequently forfeited.  We also corrected our classification of stock and options for services, which was previously classified as stock-based compensation, to general, administrative and selling expenses.  In addition, we also corrected our accounting for minority interest for the three and six months ended March 31, 2008, which was previously based on an incorrect number of common shares outstanding and an incorrect percentage ownership in our consolidated subsidiary and previously included the effects of a stock split authorized subsequent to June 30, 2008.  In addition, we also corrected our classification of interest income, which was previously classified as revenues, as well as our classification of custom engineering fees, which was previously classified as other revenues, and our classification of amortization expense, which was previously improperly classified as a reduction of the underlying asset rather than an increase in accumulated amortization.

 Finally, we corrected our software licensing fee revenues that were prematurely recognized in the prior year three month period ended December 31, 2006.  The revenues were subsequently recorded in the proper three and six months prior year period ended March 31, 2007 when all of the conditions for revenue recognition were fully met.  The errors were discovered and corrected in the quarter ended June 30, 2008, and for all prior quarters.

The impact of the restatement and other reclassifications on our Consolidated Balance Sheet as of March 31, 2008, and the Consolidated Statements of Operations and Cash Flows for the three and six months ended March 31, 2008 and March 31, 2007, is summarized in Note 2 of the Notes to Consolidated Financial Statements.

During the six months ended March 31, 2008, we generated revenues of $1,538,756 (compared with $1,841,910 in the same period last year, or a decrease of 16%).  Revenues included $1,000,000 of software licensing fees (compared to $1,240,000 in the same period last year) and $510,992 for the design of our customers’ applications, including a major US telecommunications carrier.

For the six months ended March 31, 2008, our total operating expenses were $8,419,948 (compared to $5,692,454 in the same period last year). Product development and consulting expenses amounted to $1,626,063 (compared to $451,500 in last year, or an increase of 260%).  This substantial increase is primarily attributable to an increase in outsource engineering costs incurred in the development of VUELIVE, the design of Blideo’s application and the provision of engineering services to third parties. For the six months ended March 31, 2008, our general, administrative and selling expenses were $6,723,712 (compared to $5,194,208 in the comparable period last year); an increase of $1.5 million or 29%, as more fully described below.

Of the general, administrative and selling expenses incurred for the six months ended March 31, 2008, $1,441,798 or 21% are attributable to the non-cash expenses from Company’s incentive stock option plan (compared to $2,810,408 or 54% in the previous year).  In August 2007, we increased our sales and marketing staff by eight (8) persons in response to sales efforts and the planned launch of our VUELIVE version 3.0 in January 2008.  We anticipate this higher expense level to continue through the third quarter of fiscal 2008 when the expenses associated with the initial development and launch of VUELIVE are expected to be reduced. We also incurred increased salary expenses related to our sales and marketing program and legal and accounting expenses relating to our becoming a fully-reporting company.

For the three months ended March 31, 2008, we generated revenues of $467,642 (compared with $961,034 in the same period last year), or a decrease of 51%.  Revenues principally included $453,650 for the design of our customers’ applications, as discussed above.

For the three months ended March 31, 2008, our total operating expenses were $4,580,496 (compared to $3,407,005 in the same period last year).  Stock based compensation costs of $358,389 were down $1,367,945 from the same period a year ago, however; product development and consulting expenses increased by $607,985 or 165% over last year, attributed to an increase in outsource engineering costs incurred in the development of VUELIVE.   Our selling, general and administrative costs for the three months ended March 31, 2008 of $3,215,226 were also up $1,924,854 or 149% on increased salary expenses relating to an increase by eight (8) persons in our sales and marketing staff, as well as increased legal and accounting expenses relating to our becoming a fully-reporting company.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred significant and recurring losses from the period December 22, 2003 (inception) through March 31, 2008. At March 31, 2008, we had $248,340 in cash (excluding Blideo’s cash of $1,126,388, over which we may be deemed to have control through the ownership interests in Blideo of Espre and Mr. Leighton’s being Director of both companies) compared with $3,352,414 (excluding Blideo’s cash of $498,251) at September 30, 2007. Working capital at March 31, 2008, was $460,329 (compared with $1,018,937 at September 30, 2007). Our continued existence is dependent upon its ability to achieve profitability and to generate cash either from operations or financing.

Management’s financial plan is as follows:

•	Obtain additional debt and equity financing

•	Market our principal product, VUELIVE (previously EspreLive), to customers wishing to build applications using video and provide custom engineering services to those customers as requested.

•
Engage in partnerships with firms in key vertical markets.  These partners will be market experts and have well-defined application strategies that require VUELIVE to build them.  Potential customers have been identified and we are in active negotiations with them.  No assurance can be given, however, that we will be successful in entering into satisfactory commercial arrangements with these or other customers.

•
Establish independent sales agreements with representatives to sell its products and services.  We will actively pursue the engagement of additional independent sales representatives who can distribute our existing video products and services, both domestically and internationally.  Potential partners have been identified and we are in active negotiations with them.  No assurance can be given, however, that we will be successful in entering into satisfactory commercial arrangements with these or other partners.

 For the six months ended March 31, 2008, and March 31, 2007, we used net cash of $5,785,616 and $823,540, respectively, for operations; we used net cash of $121,254 and $396,928, respectively, for investing; and we realized net cash of $3,430,932 and $1,242,957, respectively from financing activities, primarily from the sale of our common stock and receipts of stock subscription receivables. The achievement of profitability and the ability to generate cash flows from operations will depend on, among other things, the acceptance of our products and services, competition, and the deployment of our video applications by our customers. These matters by their nature contain uncertainties and our financial statements do not include any adjustments that might occur from future efforts. There is substantial doubt about our ability to continue as a going concern.

Our current cash requirements are approximately $725,000 per month, principally for salaries, professional services and office expenses. Included in these expenditures is approximately $400,000 of development expense for the design and deployment of Blideo’s application, VUELIVE and other customers. As Blideo’s application and VUELIVE design and development near completion we project our cash requirements per month to decrease and approach $500,000.  Our capital expenditures depend on our hiring program, which principally consist of computer equipment, test equipment and office requirements, are approximately $15,000 per month. Based on our cash flow projections, we expect that while our cash requirements will continue at their current rate for the foreseeable future, we will be able to meet a portion of our cash requirements from the proceeds of agreements for our services and the sale of our products. We have been and expect to remain cash flow negative for the next twelve months, and will therefore be dependent on the proceeds of the sale of our equity securities.

As with any company engaged in the development of new technology, we have constantly been challenged by the need to find continuing and new sources of capital to meet our operating expenses. There can be no assurance that we will continue to be successful in obtaining financing, or that we will, as we now anticipate, be able to generate significant revenues from operations and financing in the next twelve months or obtain additional financing, in which event we may be unable to proceed with our business operations. Substantial doubt exists about our ability to continue as a going concern if we do not generate significant revenues from operations or obtain financing.

Subsequent Events

See footnote 15 to the Company’s Consolidated Financial Statements for information related to a change in control of the Company, departure of certain executives, entry into a material definitive agreement, and other matters.

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

The description of the private placement in this Report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the Note, the Security Agreement and the Pledge Agreement filed as exhibits to the Company's Report on Form 8-K filed August 26, 2008.

Critical Accounting Policies and Recent Accounting Pronouncements

The Company’s critical accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the Company’s report on Form 10 filed March 31, 2008. A discussion of those policies that require management judgment and estimates and are most important in determining the Company’s operating results and financial condition appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10.  The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

Forward-Looking Statements

All statements other than statements of historical fact included in this report, including without limitation statements regarding the Company’s financial position, business strategy, and the plans and objectives of the Company’s management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, general business and economic conditions, including, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures in the technology and development of video delivery over internet protocol.  Such statements reflect the views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company as previously disclosed in the Company’s report on Form 10 filed March 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events .

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed

Item 4.  Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A to Part I in the Company’s Form 10 filed March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended March 31, 2008, the Company issued 15,621,667 shares of restricted common stock to accredited investors for cash with no demand or piggy-back registration rights. These securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, promulgated thereunder.

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

ESPRE SOLUTIONS, INC.
Registrant

	Date		Date
/s/ William Hopke	November 12, 2008	/s/ BG Moore	November 12, 2008
William Hopke		BG Moore
President		Chief Financial Officer