Form 10-Q/A
period 2007-12-31
Espre Solutions Inc
filed 2008-11-24
CIK 1304588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 355,640,130 shares of Common Stock as of November 12, 2008.

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended December 31, 2007, includes a restatement of our consolidated financial statements for the quarterly period ended December 31, 2007 (and related disclosures), initially filed on February 19, 2008.

The Company has restated its Consolidated Balance Sheet as of December 31, 2007, and its Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2007 (as contained in this Report), to correct its accounting for its stock based compensation related to employee stock options, its accounting for certain performance based stock options and its accounting for minority interest.  In addition, the Company has corrected certain errors in the classification of revenues and interest income as well as corrected its classification of certain operating expenses.

Finally, the Company has corrected its accounting for revenues reported in the prior year period ended December 31, 2006, in accordance with its revenue recognition policies.  The errors were discovered and corrected in the quarter ended June 30, 2008, and for all prior quarters.

A further discussion of the restatement of the consolidated financial statements for this fiscal quarter is contained in Note 2 to the unaudited consolidated financial statements of this Report.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2007	September 30, 2007
	(Unaudited)
	(As Restated)
ASSETS
Current assets:
Cash	$3,297,089	$3,850,666
Accounts receivable, net	1,808	251,050
Prepaid expenses and advances	113,417	34,564
Total current assets	3,412,314	4,136,280

Equipment, net	329,153	296,758
Intangible assets, net	72,526	73,191
Loans to related parties	69,432	69,432
Other assets	114,848	97,292
Total assets	$3,998,273	$4,672,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$395,000
Accounts payable and accrued expenses	1,085,386	1,449,399
Total current liabilities	1,110,386	1,844,399

Deferred revenue — related party	-	1,000,000
Minority interest	1,601,269	348,093

Stockholders’ equity
Common shares — $0.001 par value; authorized 500,000,000 shares; and 329,217,550 and 318,522,499 shares issued and outstanding , respectively	329,217	318,522
Additional paid-in capital	74,644,952	72,383,030
Stock subscription receivable	(10,000)	(190,000)
Retained (deficit)	(73,677,551)	(71,031,091)
Total stockholders’ equity	1,286,618	1,480,461
Total liabilities and stockholders’ equity	$3,998,273	$4,672,953

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three Months Ended December 31,
(Unaudited)

	2007	2006
Revenues:	(As Restated)	(As Restated)
Software licensing fees	$1,000,000	$640,000
Custom engineering fees	57,342	233,250
Other	13,771	7,626
Total revenues	1,071,113	880,876

Expenses:
General, administrative and selling expenses	2,066,686	1,093,428
General, administrative and selling expenses stock based compensation	1,083,409	1,084,074
Research and development	651,268	84,600
Amortization and depreciation	38,087	23,347
Total operating expenses	3,839,450	2,285,449
(Loss) from operations	(2,768,337)	(1,404,573)
Interest income	20,389	-
Interest expense	-	(7,848)
Net (loss) before minority interest	(2,747,948)	(1,412,421)

Minority interest	306,824	-
Net (loss)	$(2,441,124)	$(1,412,421)

Basic and diluted net (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	324,093,718	205,085,889

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three Months Ended December 31,
(Unaudited)

	2007	2006
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net (loss) for period	$(2,441,124)	$(1,412,421)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	105,209	-
Stock based compensation	1,083,409	1,084,074
Amortization and depreciation	38,087	23,347
Minority interest	(306,824)	-
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	150,000
Accounts receivable	249,242	(448,220)
Prepaid expenses	(78,854)	928
Other assets	(17,555)	4,400
Accounts payable and accrued expenses	(356,357)	443,962
Total cash used in operating activities	(2,724,767)	(153,930)

Net cash used in investing activities:
Purchase of equipment	(51,997)	1,411
Purchase of intangible assets	(17,821)	(35,991)
Net cash used in investing activities	(69,818)	(34,580)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	(97,985)
Proceeds from sale of stock	714,000	-
Minority capital raised	1,447,008	-
Receipt of stock subscriptions receivable	180,000	-
Net cash provided (used in) by financing activities	2,241,008	(97,985)

Net (decrease) in cash	(553,577)	(286,495)

Cash, beginning of period	3,850,666	291,426

Cash, end of period	$3,297,089	$4,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$7,848
Non-cash transactions:
Issuance of common stock to retire debt	$270,000	$-

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

It is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Form 10 filed on March 31, 2008.

On April 27, 2007, the Company and Peter Leighton, who was then its President (“Leighton”), founded Blideo, Inc. (“Blideo”) (dba Openacircle.com), each with a 40% interest. The Company and Leighton control Blideo and it has therefore been consolidated in these condensed consolidated financial statements.

2.  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of December 31, 2007, and its Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2007, to correct its accounting for its stock based compensation related to employee stock options, its expensing of performance based stock options, its accounting for minority interest, its classification of interest income and its classification of amortization expense of a minority owned subsidiary.

The Company’s originally filed financial statements for the quarter ended December 31, 2007, reflected stock option expense for the entire year in that quarter, rather than being amortized on a straightline basis over the vesting period.  The Company also improperly expensed certain performance based stock options, when the conditions for vesting had not been met.  The Company also corrected its accounting for minority interest for the three months ended December 31, 2007, which was previously based on an incorrect number of common shares outstanding and an incorrect percentage ownership in its consolidated subsidiary, which previously included the effects of s stock split authorized subsequent to June 30, 2008.   In addition, the Company also corrected certain errors in the classification of interest income, which was previously classified as revenues, as well as corrected its classification of amortization expense, which was previously improperly classified as a reduction of the underlying asset rather than an increase in accumulated amortization.

Finally, the Company corrected its accounting for revenues reported in the prior year period ended December 31, 2006, in accordance with its revenue recognition policies.  The corrections made in the three months ended December 31, 2006, were to reduce revenues and increase operating loss by $1,600,000.  All errors were discovered and corrected in the quarter ended June 30, 2008, and for all prior quarters.

The impact of the restatement and other reclassifications on the Company's Consolidated Balance Sheet as of December 31, 2007, and its Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2007, is summarized in the tables below:

CONSOLIDATED BALANCE SHEET

	Three months ended December 31, 2007
	As previously reported	Reclassifications and adjustments	As restated
ASSETS
Current assets:
Cash	$3,297,089	$-	$3,297,089
Accounts receivable	1,808	-	1,808
Prepaid expenses and advances	113,417	-	113,417
Total current assets	3,412,314	-	3,412,314

Equipment, net	329,153	-	329,153
Intangible assets, net	72,526	-	72,526
Loans to related parties	69,432	-	69,432
Other assets	114,848	-	114,848
Total assets	$3,998,273	$-	$3,998,273

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$-	$25,000
Accounts payable and accrued expenses	1,082,451	2,935	1,085,386
Total current liabilities	1,107,451	2,935	1,110,386

Minority interest	1,413,741	187,528	1,601,269

Stockholders' equity
Common stock	329,217	-	329,217
Additional paid in capital	75,458,285	(813,333)	74,644,952
Stock subscription receivable	(10,000)	-	(10,000)
Retained (deficit)	(74,300,421)	622,870	(73,677,551)
Total stockholders’ equity	1,477,081	(190,463)	1,286,618

Total liabilities and stockholders' equity	$3,998,273	$-	$3,998,273

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2007
	As previously reported	Reclassifications and adjustments	As restated
Revenues:
Software licensing fees	$1,000,000	$-	$1,000,000
Custom engineering fees	44,842	12,500	57,342
Other	41,116	(27,345)	13,771
Total revenues	1,085,958	(14,845)	1,071,113

Expenses:
General, administrative and selling expenses	2,037,182	29,504	2,066,686
General, administrative and selling expenses stock based compensation	1,996,741	(913,332)	1,083,409
Research and development	670,963	(19,695)	651,268
Amortization and depreciation	31,762	6,325	38,087
Total operating expenses	4,736,648	(897,198)	3,839,450

Loss from operations	(3,650,690)	882,353	(2,768,337)

Interest income	-	20,389	20,389
Interest expense	-	-	-
Net loss before minority interest	(3,650,690)	902,742	(2,747,948)

Minority interest	381,359	(74,535)	306,824
Net (loss)	$(3,269,331)	$828,207	$(2,441,124)

Basic and diluted net loss per share	$(0.01)	$-	$(0.01)

Weighted average shares outstanding, basic and diluted	324,093,718	-	324,093,718

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31, 2007
	As previously reported	Reclassifications and adjustments	As restated
Cash flows from operating activities:
Net (loss) for period	$(3,269,331)	$828,207	$(2,441,124)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	105,209	-	105,209
Stock based compensation	1,996,741	(913,332)	1,083,409
Amortization and depreciation	31,762	6,325	38,087
Minority interest	(381,359)	74,535	(306,824)
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	-	(1,000,000)
Accounts receivable	249,242	-	249,242
Prepaid expenses	(78,854)	-	(78,854)
Other assets	(17,555)	-	(17,555)
Accounts payable and accrued expenses	(366,947)	10,590	(356,357)
Total cash used in operating activities	(2,731,092)	6,325	(2,724,767)

Net cash used in investing activities:
Purchase of equipment	(51,922)	(75)	(51,997)
Purchase of intangible assets	(11,571)	(6,250)	(17,821)
Net cash used in investing activities	(63,493)	(6,325)	(69,818)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	-	(100,000)
Proceeds from sale of stock	714,000	-	714,000
Minority capital raised	1,447,008	-	1,447,008
Receipt of stock subscriptions receivable	180,000	-	180,000
Net cash provided by financing activities	2,241,008	-	2,241,008

Net decrease in cash	(553,577)	-	(553,577)

Cash, beginning of period	3,850,666	-	3,850,666

Cash, end of period	$3,297,089	$-	$3,297,089

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Non-cash transactions:
Issuance of common stock to retire debt	$270,000	$-	$270,000

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2006
	As previously reported	Reclassifications and adjustments	As restated
Revenues:
Software licensing fees	$2,240,000	$(1,600,000)	$640,000
Custom engineering fees	233,250	-	233,250
Other	7,626	-	7,626
Total revenues	2,480,876	(1,600,000)	880,876

Expenses:
General, administrative and selling expenses	1,093,428	-	1,093,428
General, administrative and selling expenses stock based compensation	1,084,074	-	1,084,074
Research and development	84,600	-	84,600
Amortization and depreciation	23,347	-	23,347
Total operating expenses	2,285,449	-	2,285,449

Income (loss) from operations	195,427	(1,600,000)	(1,404,573)

Interest expense	(7,848)	-	(7,848)
Net income (loss) before minority interest	187,579	(1,600,000)	(1,412,421)

Minority interest	-	-	-
Net income (loss)	$187,579	$(1,600,000)	$(1,412,421)

Basic and diluted net loss per share	$-	$-	$(0.01)

Weighted average shares outstanding,
basic and diluted	205,085,889	-	205,085,889

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended December 31, 2006
	As previously reported	Reclassifications and adjustments	As restated
Cash flows from operating activities:
Net income (loss) for period	$187,579	$(1,600,000)	$(1,412,421)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	1,084,074	-	1,084,074
Stock based compensation	23,347	-	23,347
Amortization and depreciation	-	-	-
Minority interest	-	-	-
Changes in assets and liabilities:
Deferred revenue	150,000	-	150,000
Accounts receivable	(2,048,220)	1,600,000	(448,220)
Prepaid expenses	928	-	928
Other assets	4,400	-	4,400
Accounts payable and accrued expenses	443,962	-	443,962
Total cash used in operating activities	(153,930)	-	(153,930)

Net cash used in investing activities:
Purchase of equipment	1,411	-	1,411
Purchase of intangible assets	(35,991)	-	(35,991)
Net cash used in investing activities	(34,580)	-	(34,580)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(97,985)	-	(97,985)
Proceeds from sale of stock	-	-	-
Minority capital raised	-	-	-
Receipt of stock subscriptions receivable	-	-	-
Net cash (used in) financing activities	(97,985)	-	(97,985)

Net decrease in cash	(286,495)	-	(286,495)

Cash, beginning of period	291,426	-	291,426

Cash, end of period	$4,931	$-	$4,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,848	$-	$7,848
Non-cash transactions:
Issuance of common stock to retire debt	$-	$-	$-

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

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, effective July 1, 2005, which requires companies to record compensation expense for stock options issued to employees or non-employee directors at the fair value of the options.  SFAS No.123R is effective for annual periods beginning after June 15, 2005.

The Company has adopted SFAS No. 123R using the “modified prospective application” and, therefore, financial statements from periods ending prior to October 1, 2005, have not been restated.  The Company’s net loss for the three months ended December 31, 2007 and 2006 was $808,200 and $1,084,074, respectively, higher than if it had continued to account for share-based compensation under APB No. 25.

Recent pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and correction of errors.  This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.  FIN 48 was effective for fiscal years after December 15, 2006, and as a result, is effective for the Company in the first quarter of fiscal 2008.  The Company is in the process of evaluating the impact of adoption of FIN 48 will have on the consolidated fiscal statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company will adopt SFAS No. 157 on October 1, 2009, and is currently evaluating the impact of such adoption on its financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning October 1, 2008, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning October 1, 2008, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

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

Management’s plan is as follows:

•	Obtain additional debt and equity financing.

•	Market its principal product, VUELIVE (previously EspreLive), to customers wishing to build applications using video and provide custom engineering services to those customers as requested.

•	Engage in partnerships with firms in key vertical markets. These partners will be market experts and have well defined application strategies that require VUELIVE to develop them.

•	Launch Blideo as an application service provider.

•
Establish independent sales agreements with representatives to sell its products and services.  The Company will actively pursue the engagement of additional independent sales representatives who can distribute the Company’s existing video products and services, both domestically and internationally.

In the period from inception to December 31, 2007, the Company has transacted a substantial amount of its business with related parties. The Company continues to be dependent on revenues from these related parties. The achievement of profitability and the ability to generate cash flows from operations is dependent upon, among other things, the acceptance of the Company’s products and services, competition from other products and the deployment of video applications by our customers. There is no assurance that management’s plan will be successful. Accordingly, substantial doubts exist about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.  CASH

At December 31, 2007, the Company had $1,758,656 in cash (excluding Blideo’s cash of $1,538,433, over which the Company may be deemed to have control through the ownership interests in Blideo of the Company and Mr. Leighton) compared with $3,352,414 (excluding Blideo’s cash of $498,252) at September 30, 2007.

6.  INVESTMENT IN AND LOANS TO RELATED PARTIES

Blideo, Inc.

On April 24, 2007, prior to joining the Company, Peter Leighton, who served as the Company’s President from July 26, 2007, and a director from May 1, 2007, until his resignation from both positions on August 21, 2008, founded Blideo, Inc., and invested $200,000 in May 2007 and $300,000 in July 2007. The Company invested the same amounts in the same time periods.  In May of 2007, Blideo acquired an exclusive license from Media Distribution Solutions. LLC (“MDS”), a customer of the Company since April 2006, for the distribution and use of MDS’s software in any social networking application for $175,000 plus certain ongoing royalties. In September 2007, Espre’s Vice President — Sales invested $125,000 in Blideo. Certain former officers and employees of the Company are now officers and employees of Blideo.  Subsequent to year end, on October 31, 2007, the Company licensed VUELIVE (formerly known as ESPRE Live) on a non-exclusive basis to Blideo for five (5) years for a one time license fee of $1,000,000 plus 1% of gross revenues.

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

7.  NOTES PAYABLE TO RELATED PARTIES

Notes payable consisted of the following:

	December 31, 2007	September 30, 2007
Contingent repurchase agreement to Video Software Partners, secured by certain software products, payable on February 1, 2008, interest imputed at 10%	$-	$370,000

Note payable to a related individual, at 10%, due November 25, 2004, extended year to year, unsecured	25,000	25,000
	$25,000	$395,000

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	December 31, 2007	September 30, 2007
Accounts payable - trade	$650,034	$543,487
Accrued expenses - other	191,494	242,151
Due to investment banker	-	139,825
Accrued vacation pay	76,640	76,640
Accrued payroll and payroll taxes	127,615	297,296
Customer advances	-	150,000
Accrued interest	9,139	-
Accrued rent	30,464	-
	$1,085,386	$1,449,399

9.  OTHER RELATED PARTY TRANSACTIONS

The Company regularly engages the services of a related vendor.  The vendor became related when its principals purchased restricted common stock from the Company.  In the three months ending December 31, 2007, the Company incurred $198,365 in product development and consulting expenses from this vendor.

10.  STOCKHOLDERS’ EQUITY

Common stock

Payments for Services

In the three months ended December 31, 2007, the Company issued a total of 586,717 shares of common stock for consulting, advisory and other services recorded at market value of $0.18 per share or $105,209.

Capital Raises

In the three months ended December 31, 2007, the Company issued 8,608,334 shares of restricted common stock with no demand or piggy-back registration rights to accredited investors for $1,620,432.  The Company paid fees of $7,100 in connection with the sale of these common shares.

11.  STOCK OPTIONS

The Company's 2004 Equity Incentive Plan (the "Stock Option Plan") provides for employees, consultants and directors to be granted options to purchase shares of the Company's common stock, including incentive stock options ("ISOs").  The maximum aggregate number of shares of common stock available for award under the Stock Option Plan is 100,000,000, and is subject to adjustment as set forth therein.  Under the plan, ISOs may not be vested until a date, or dates, subsequent to their date of grant, or until the occurrence of one or more specified events annually.   At December 31, 2007, the Company had granted 79,904,634 ISOs.  Of the granted ISOs, 65,365,000 vest on the anniversary of the date of grant equally over three years; 9,039,634 vested immediately; 2,125,000 vest completely thirteen months after the date of grant; and 3,375,000 vest completely over eighteen months after the date of grant.  All ISOs expire no later than ten years from the date of grant for participants that own no more than ten percent of all classes of voting stock of the Company and its subsidiaries.  The expiration for participants that own more than ten percent of all voting classes of stock of the Company and its subsidiaries is five years from the date of grant.

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

At December 31, 2007, summarized stock options outstanding and exercisable were:

	Outstanding Stock Options		Exercisable Stock Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	73,824,634	$.1197	29,862,536	$.1197
Granted	6,080,000	$.0895	6,643,474	$.0872	.
Outstanding at end of period	79,904,634	$.1174	36,506,010	$.1174

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Shares	Life	Weighted Average exercise Price	Shares	Life	Weighted Average exercise Price

$0.010 - $0.085	48,479,634	8.46	$0.08	15,973,512	8.46	$0.08

$0.100 - $0.200	25,945,000	7.90	$0.10	19,135,283	7.90	$0.10

$0.210 - $1.333	5,480,000	7.20	$0.54	1,397,215	7.20	$0.61

	79,904,634			36,506,010

The weighted average fair value of each option has been approximated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants; no dividend yield, volatility of 160%, risk free interest rate of 3.59%, and an expected term of five years.

As of December 31, 2007,  there was approximately $3.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Option Plan.  This expense will be recognized on a straight-line basis over the remaining requisite service period, currently through December 2010.

12.  WARRANTS

Transactions and other information relating to warrants as of December 31, 2007, are summarized as follows:

Outstanding Warrants			Exercisable Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2007	44,019,716	$0.10	44,019,716	0.10
Granted during period	4,938,272	0.10	4,938,272	0.10
Exercised during the period	(892,858)	0.10	(892,858)	0.10

Outstanding at December 31, 2007	48,065,130	$0.10	48,065,130	$0.10

13.  CONCENTRATION OF CREDIT RISK AND DEPENDENCY

For the three months ended December 31, 2007, the Company had one sale to a customer that individually accounted for more than 96% of the total gross sales for that period. For the three months ended December 31, 2006, the Company had sales to one customer that accounted for more than 10% of the Company’s total gross sales for that period.

For the three months ended December 31, 2007, the Company purchased services from one supplier that individually accounted for 82% percent of the Company’s total product development and consulting fees for the period.  Should the Company lose this supplier, it will have a material adverse impact on the operations of the Company.

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

14.  DEFERRED INCOME TAXES

The Company reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount to the deferred asset as the realization of the deferred tax asset is uncertain. Deferred tax assets are as follows:

	December 31, 2007	September 30, 2007

Net operating loss carryforward	$20,094,000	$19,433,000
In-process research and development	1,329,000	1,528,000
Transition adjustment	217,000	217,000
	$21,640,000	$21,178,000
Less valuation allowance	(21,640,000)	(21,178,000)
Net deferred tax assets	$-	$-

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

In connection with the Transaction, on August 20, 2008, the Company and Nonsuch Holdings Ltd. (“Nonsuch”) cancelled and terminated that certain promissory note in the principal amount of $100,000 (the “Nonsuch Note”) which was issued by the Company to Nonsuch on July 29, 2008.  In exchange for cancellation and termination of the Nonsuch Note, the Company transferred 104,167 shares of common stock of Blideo, Inc., a Texas corporation, owned beneficially and of record by the Company to Nonsuch.  Nonsuch is an affiliate of, and is owned and controlled by, Peter Leighton.

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

As of November 12, 2008, 355,640,130 shares of Espre Common Stock were issued and outstanding.  In the event that Dalcor converts the Note in to 5,000,000 shares of Series C Preferred Stock, with voting and preferential rights of 100/1, Dalcor will own approximately 58.43% of the Company’s voting power and economic benefits, which will result in a change of control of the Company.  The Peninsula Group, which holds approximately 8.5% of the Company, is currently the controlling stockholder of the Company.

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

On August 21, 2008, the Board approved the appointment of Peter Ianace as Chairman of the Board of the Company and William Hopke as President and Chief Executive Officer of the Company, each effective immediately.  The annual compensation for each of Mr. Ianace and Mr. Hopke will be $198,000.  There is currently no bonus program.  As previously noted, on October 24, 2008, Mr. Ianace resigned as an officer and director of the Company.

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

Mr. Hopke is 52 years old and has been self employed in the investment banking services industry since October 2007.  From May 2003 to September 2007, Mr. Hopke served as Vice President Business Development for Software Performance Systems in Clinton, Maryland.  From January 2002 to April 2003, Mr. Hopke served as Chief Executive Officer of Teetimes.com in Williamsburg, Virginia.  As of August 16, 2008, Mr. Hopke owned and had registered in his name 183,789 shares of the Company’s Common Stock.  As of August 16, 2008, Mr. Hopke’s spouse owned 11,200 shares of the Company’s Common Stock, as to which Mr. Hopke disclaims any beneficial ownership.  As of August 16, 2008, Mr. Hopke’s adult children, who do not have the same home as Mr. Hopke, owned 84,512 shares of the Company’s Common Stock, as to which Mr. Hopke disclaims any beneficial ownership.  Mr. Hopke has received advisory fees in the aggregate amount of $18,000 from the Company other than as in his capacity as a member of the Board or any committee of the Board.  From 1993 to 1996, Mr. Hopke served on the board of directors of Organogenesis, Inc.  From 1992 to 1996, Mr. Hopke served on the board of directors of Columbia Labs.  From 1986 to 1994, Mr. Hopke served on the board of directors for Dominion Capital.  In addition to serving as an officer and a director of the Company, Mr. Hopke is the President and a director of the Company’s Blideo, Inc. subsidiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations for the three months ended December 31, 2007

We have restated the Consolidated Balance Sheet as of December 31, 2007, and our Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2007, to correct our accounting for our stock based compensation related to employee stock options, our accounting for certain performance based stock options, our accounting for minority interest, our classification of interest income and our classification of amortization expense.

Our originally filed financial statements for the quarter ended December 31, 2007, reflected stock option expense for the entire year ended September 30, 2008.  This resulted in an overstatement of expenses for the three months ended December 31, 2007.  Additionally, we also corrected our accounting for minority interest for the three months ended December 31, 2007, which was previously based on an incorrect number of common shares outstanding and an incorrect percentage ownership in our consolidated subsidiary, and previously included the effects of a stock split authorized subsequent to June 30, 2008.  In addition, the Company also corrected certain errors in the classification of interest income, which was previously classified as revenues, as well as corrected its classification of amortization expense, which was previously improperly classified as a reduction of the underlying asset rather than an increase in accumulated amortization.

Finally, we corrected our software licensing fee revenues that were prematurely recognized in the prior year three month period ended December 31, 2006.  The revenues were subsequently recorded in the proper prior year period when all of the conditions for revenue recognition were fully met.  The errors were discovered and corrected in the quarter ended June 30, 2008 and for all prior quarters.

The impact of the restatement and other reclassifications on our Consolidated Balance Sheet as of December 31, 2007, and our Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2007 and December 31, 2006, is summarized in Note 2 of the Notes to the consolidated financial statements.

During the three months ended December 31, 2007, we generated revenues of $1,071,113 (compared with $880,876 in the same period last year, or an increase of 22%). The major components of revenue were:

•
In April 2007, we entered into a license agreement for the exclusive right to use our technology for the entertainment market for an initial amount of $1,000,000 and a further $450,000 contingent on our delivering certain design proofs of concept. The license agreement granted the license holder a put option which could have required us to repurchase the license for $2,000,000 at any time after January 31, 2008, and before April 31, 2010. The revenue from this license was deferred and is included on our balance sheet as deferred revenue at September 30, 2007. In December 2007, we concluded an agreement with the licensee to waive the put option in return for a waiver of the balance due under the license of $450,000, and accordingly we recorded the full license fee of $1,000,000 in the quarter ended December 31, 2007.

•	$57,342 for the design of our customers’ applications, including a major US telecommunications carrier.

For the three months ended December 31, 2007, our total operating expenses were $3,839,450 (compared to $2,285,449 in the same period last year). Product development and consulting expenses were $651,268 (compared to $84,600 in the comparable period in 2006, or an increase of 669%).  This substantial increase is primarily attributable to an increase in outsource engineering costs incurred in the development of VUELIVE, the design of Blideo’s application, and the provision of engineering services to third parties.

For the three months ended December 31, 2007, our general, administrative and selling expenses were $3,150,095 (compared to $2,177,502 in the comparable period last year, or an increase of 45%). General, administrative and selling expenses incurred for the three months ended December 31, 2007, which were attributable to the non-cash expenses from the Company’s incentive stock option plan, were $1,083,409 (compared to $1,084,074 in the comparable period last year, which was essentially unchanged).  We incurred increased salary expenses related to our sales and marketing program and legal and accounting expenses relating to our becoming a fully-reporting company.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred significant and recurring losses from the period December 22, 2003 (inception), through December 31, 2007.  At December 31, 2007, we had $1,758,656 in cash (excluding Blideo’s cash of $1,538,433, over which we may be deemed to have control through the ownership interests in Blideo of Espre and Mr. Leighton is being a director of both companies) compared with $3,352,414 (excluding Blideo’s cash of $498,251) at September 30, 2007.  Our continued existence is dependent upon our ability to achieve profitability and to generate cash either from operations or financing.

Management’s financial plan is as follows:

•	Obtain additional debt and equity financing.

•	Market our principal product, VUELIVE (previously EspreLive), to customers wishing to build applications using video and provide custom engineering services to those customers as requested.

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

For the three months ended December 31, 2007, we used net cash of $2,724,767 ($153,930 in the same period last year) for operations; and we used net cash of $69,818 ($34,580 in the same period last year) for investing; and we realized net cash of $2,241,008 from financing activities, primarily from the sale of our common stock and receipts of stock subscription receivables.  The achievement of profitability and the ability to generate cash flows from operations will depend on, among other things, the acceptance of our products and services, competition, and the deployment of video applications by our customers. These matters by their nature contain uncertainties and our financial statements do not include any adjustments that might occur from future efforts. There is substantial doubt about our ability to continue as a going concern.

Our current cash requirements are approximately $850,000 per month, principally for salaries, professional services and office expenses. Included in these expenditures is approximately $450,000 of development expense for the design and deployment of Blideo’s application, VUELIVE, and other customers.  Our capital expenditures (depending on our hiring program), which principally consist of computer equipment, test equipment and office requirements, are approximately $15,000 per month. Based on our cash flow projections, we expect that while our cash requirements will continue at their current rate for the foreseeable future, we will be able to meet a portion of our cash requirements from the proceeds of agreements for our services and the sale of our products. However, we have been and expect to remain cash flow negative for the next twelve months, and will therefore be dependent on the proceeds of the sale of our equity securities.

As with any company engaged in the development of new technology, we have constantly been challenged by the need to find continuing and new sources of capital to meet our operating expenses. There can be no assurance that we will continue to be successful in obtaining financing, or that we will, as we now anticipate, be able to generate significant revenues from operations over the next twelve months, in which event we may be unable to proceed with our business operations. Substantial doubt exists about our ability to continue as a going concern if we do not generate significant revenues from operations and obtain financing.

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

I te m 3.  Quantitative and Qualitative Disclosure About Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed

I te m 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of its management as to the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, such officers have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the completion of its audit of, and the issuance of its report on, the Company’s consolidated financial statements for the fiscal year ended September 30, 2007, the Company’s independent registered public accounting firm, Sweeney, Gates & Co., communicated to the Company’s management that certain matters involving the Company’s internal controls were considered to be “significant deficiencies,” as defined under the standards established by the Public Company Accounting Oversight Board, or PCAOB. These matters pertained to (i) inadequate policies and procedures with respect to review and oversight of financial results to ensure that accurate consolidated financial statements were prepared and reviewed on a timely basis, (ii) inadequate number of individuals with U.S. GAAP experience and (iii) inadequate review of account reconciliations, analyses and journal entries.

In light of the significant deficiencies described above, the Company performed additional analyses and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report fairly represent in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Change in Internal Controls

During the three months ended December 31, 2007, other than explained above, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

I te m 1.  Legal Proceedings

None

I te m 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A to Part I in the Company’s Registration Statement on Form 10 filed March 31, 2008.

I te m 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended December 31, 2007, the Company issued 8,605,334 shares of restricted common stock to accredited investors for cash with no demand or piggy-back registration rights. These securities were sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, promulgated thereunder.

I te m 3.  Defaults upon Senior Securities

None

I te m 4.  Submission of Matters to a Vote of Security Holders

None

I te m 5.  Other Information

None

I te m 6.  Exhibits

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

ESPRE SOLUTIONS, INC.
Registrant

	Date		Date
/s/ William Hopke	November 21, 2008	/s/ BG Moore	November 21, 2008
William Hopke		BG Moore
President		Chief Financial Officer