Form 10-Q/A
period 2008-06-30
Espre Solutions Inc
filed 2008-11-24
CIK 1304588

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended June 30, 2008, includes a restatement of our consolidated financial statements for the quarterly period ended June 30, 2008 (and related disclosures), initially filed on October 8, 2008.

The Company has restated its Consolidated Balance Sheet as of June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008 (as contained in this report), to correct its accounting for its stock based compensation related to employee stock options, its accounting for certain performance-based stock options, its accounting for minority interest and its classification of interest income and amortization expense.

 Finally, the Company corrected its prior period accounting for revenues, and minority interest and corrected its classification of operating expenses in the three months ended June 30, 2007.  The errors were discovered and corrected in the quarter ended June 30, 2008, and for all prior quarters.

A further discussion of the restatement of the consolidated financial statements for these fiscal quarters is contained in Note 2 to the unaudited consolidated financial statements of this report.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited)
	(As Restated)
ASSETS
Current assets:
Cash	$703,033	$3,850,666
Accounts receivable, net	52,750	251,050
Prepaid expenses and advances	50,373	34,564
Total current assets	806,156	4,136,280

Equipment, net	348,429	296,758
Intangible assets, net	77,121	73,191
Loans to related parties	60,432	69,432
Other assets	123,975	97,292
Total assets	$1,416,113	$4,672,953

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable to related parties	$25,000	$1,667,944
Accounts payable and accrued expenses	1,306,641	1,449,399
Total current liabilities	1,331,641	3,117,343

Deferred revenue — related party	-	1,000,000
Minority interest	701,084	348,093

Stockholders’ (deficit) equity
Common shares — $0.001 par value; authorized 500,000,000 shares; and 353,782,240 and 318,522,499 shares issued and outstanding , respectively	353,782	318,522
Additional paid-in capital	78,727,115	71,110,086
Stock subscription receivable	(18,500)	(190,000)
Retained (deficit) equity	(79,679,010)	(71,031,091)
Total stockholders’ (deficit) equity	(616,612)	207,517
Total liabilities and stockholders’ (deficit) equity	$1,416,113	$4,672,953

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:	(As Restated)	(As Restated)	(As Restated)
Software licensing fees	$1,000,000	$150,000	$2,000,000	$1,390,000
Custom engineering fees	1,540	19,950	512,742	497,700
Other	-	2,604	27,554	126,764
Total revenues	1,001,540	172,554	2,540,296	2,014,464

Expenses:
General, administrative and selling expenses	3,089,714	1,606,252	8,371,628	3,990,052
General, administrative and selling expenses stock based compensation	457,029	2,846,051	1,898,827	5,656,459
Research and development	664,079	427,095	2,290,142	878,595
Amortization and depreciation	32,718	31,615	102,893	78,361
Total operating expenses	4,243,540	4,911,013	12,663,490	10,603,467
(Loss) from operations	(3,242,000)	(4,738,459)	(10,123,194)	(8,589,003)
Interest income	2,661	311	38,691	311
Interest expense	(1,254)	(1,956)	(1,928)	(11,640)
Net (loss) before minority interest	(3,240,593)	(4,740,104)	(10,086,431)	(8,600,332)

Minority interest	681,421	129,354	1,507,009	129,354
Net (loss)	$(2,559,172)	$(4,610,750)	$(8,579,422)	$(8,470,978)

Basic and diluted net (loss) per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding, basic and diluted	342,037,914	232,546,146	331,161,158	216,455,124

The accompanying notes are an integral part of these consolidated financial statements

ESPRE SOLUTIONS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine Months Ended June 30,
(Unaudited)

	2008	2007
	(As Restated)
Cash flows from operating activities:
Net (loss) for period	$(8,579,422)	$(8,470,978)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	1,373,633	-
Stock based compensation	1,898,827	5,656,459
Amortization and depreciation	102,893	78,361
Minority interest	(1,507,009)	(129,354)
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	1,150,000
Accounts receivable	198,300	(390,020)
Prepaid expenses	(15,809)	4,399
Other assets	(26,682)	(36,120)
Accounts payable and accrued expenses	(142,755)	178,566
Total cash used in operating activities	(7,698,024)	(1,958,687)

Net cash used in investing activities:
Purchase of equipment	(115,163)	(54,035)
Purchase of intangible assets	(43,332)	(197,230)
Loan to affiliate	9,000	(50,000)
Net cash used in investing activities	(149,495)	(301,265)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	32,956
Proceeds from sale of stock	2,523,591	2,455,050
Minority capital raised	2,276,295	376,721
Net cash provided by financing activities	4,699,886	2,864,727

Net (decrease) / increase in cash	(3,147,633)	604,775

Cash, beginning of period	3,850,666	291,426

Cash, end of period	$703,033	$896,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	$619,000

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

On April 27, 2007, the Company and Peter Leighton, its President (“Leighton”), founded Blideo, Inc. (“Blideo”) (dba Openacircle.com), each with a 40% interest. The Company and Leighton control Blideo and it has therefore been consolidated in these condensed consolidated financial statements.

2.  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet as of June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008, to correct its accounting for its stock based compensation related to employee stock options, its expensing of performance based stock options, its accounting for minority interest and its classification of interest income and amortization expense.

The Company’s originally filed financial statements for the quarter ended December 31, 2007, reflected stock option expense for the entire year in that quarter, rather than being amortized on a straight-line basis over the vesting period. This resulted in an overstatement of expenses for the three and nine months ended June 30, 2008.  The Company also improperly expensed certain performance-based stock options in the three and nine months ended June 30, 2008, when the conditions for vesting had not been met.  The options were subsequently forfeited.  In addition, the Company corrected its accounting for minority interest, which was previously based on an incorrect number of common shares outstanding and an incorrect percentage ownership in its consolidated subsidiary, which previously included the effects of a stock-split authorized subsequent to the date of the financial statements. In addition, the Company corrected its classification of interest income, which was previously classified as revenues, and its classification of amortization expense, which was previously classified as a reduction of the underlying asset rather than an increase in accumulated amortization.

Finally, the Company has corrected its accounting for revenues, its accounting for minority interest and its classification of certain operating expenses reported in the prior year three months ended June 30, 2007.  The nine months ended June 30, 2007, however, were unaffected by these corrections.  All the errors were discovered and corrected in the quarter ended June 30, 2008, and for all prior quarters.

The impact of the restatement and other reclassifications on the Company's Consolidated Balance Sheet as of June 30, 2008, and its Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008, is summarized in the tables below:

CONSOLIDATED BALANCE SHEET

	As of June 30, 2008
		Reclassifications
	As previously	and
	reported	adjustments	As restated
ASSETS
Current assets:
Cash	$703,033	$-	$703,033
Accounts receivable	52,750	-	52,750
Prepaid expenses and advances	50,373	-	50,373
Total current assets	806,156	-	806,156

Equipment, net	348,429	-	348,429
Intangible assets, net	77,121	-	77,121
Loans to related parties	60,432	-	60,432
Other assets	123,975	-	123,975
Total assets	$1,416,113	$-	$1,416,113

LIABILITIES AND STOCKHOLDERS (DEFICIT)
Current liabilities:
Notes payable to related parties	$25,000	$-	$25,000
Accounts payable and accrued expenses	1,307,844	(1,203)	1,306,641
Total current liabilities	1,332,844	(1,203)	1,331,641

Minority interest	959,334	(258,250)	701,084

Stockholders' (deficit)
Common stock	353,782	-	353,782
Additional paid in capital	78,727,115	-	78,727,115
Stock subscription receivable	(18,500)	-	(18,500)
Retained (deficit)	(79,938,463)	259,453	(79,679,010)
Total stockholders’ (deficit)	(876,066)	259,453	(616,612)

Total liabilities and stockholders' (deficit)	$1,416,113	$-	$1,416,113

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2008			Nine months ended June 30, 2008
	As previously	Reclassifications and		As previously	Reclassifications and
	reported	adjustments	As restated	reported	adjustments	As restated
Revenues:
Software licensing fees	$1,000,000	$-	$1,000,000	$2,000,000	$-	$2,000,000
Custom engineering fees	37,116	(35,576)	1,540	512,742	-	512,742
Other	(35,576)	35,576	-	27,554	-	27,554
Total revenues	1,001,540	-	1,001,540	2,540,296	-	2,540,296

Expenses:
General, administrative and selling expenses	4,073,240	(983,526)	3,089,714	8,552,070	(180,442)	8,371,628
General, administrative and selling expenses stock based compensation	457,029	-	457,029	1,998,827	(100,000)	1,898,827
Research and development	163,471	500,608	664,079	2,487,191	(197,049)	2,290,142
Amortization and depreciation	57,770	(25,052)	32,718	115,443	(12,550)	102,893
Total operating expenses	4,751,510	(507,970)	4,243,540	13,153,531	(490,041)	12,663,490
		-			-
(Loss) from operations	(3,749,970)	507,970	(3,242,000)	(10,613,235)	490,041	(10,123,194)

Interest income	6,708	(4,047)	2,661	42,738	(4,047)	38,691
Interest expense	(3,503)	2,249	(1,254)	(1,928)	-	(1,928)
Net (loss) before minority interest	(3,746,765)	506,172	(3,240,593)	(10,572,425)	485,994	(10,086,431)

Minority interest	754,376	(72,955)	681,421	1,665,054	(158,045)	1,507,009
Net (loss)	$(2,992,389)	$433,217	$(2,559,172)	$(8,907,371)	$327,949	$(8,579,422)

Basic and diluted net loss per share	$(0.01)	$-	$(0.01)	$(0.03)	$-	$(0.03)

Weighted average shares outstanding,
basic and diluted	342,037,914	-	342,037,914	331,161,158	-	331,161,158

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30, 2008
	As previously	Reclassifications and
	reported	adjustments	As restated
Cash flows from operating activities:
Net (loss) for period	$(8,907,371)	$327,949	$(8,579,422)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	1,356,685	16,948	1,373,633
Stock based compensation	1,998,827	(100,000)	1,898,827
Amortization and depreciation	115,443	(12,550)	102,893
Minority interest	(1,665,054)	158,045	(1,507,009)
Changes in assets and liabilities:
Deferred revenue	(1,000,000)	-	(1,000,000)
Accounts receivable	198,300	-	198,300
Prepaid expenses	(15,809)	-	(15,809)
Other assets	(26,682)	-	(26,682)
Accounts payable and accrued expenses	(141,555)	(1,200)	(142,755)
Total cash used in operating activities	(8,087,216)	389,192	(7,698,024)

Net cash used in investing activities:
Purchase of equipment	(115,213)	50	(115,163)
Purchase of intangible assets	(55,832)	12,500	(43,332)
Loan to affiliate	9,000	-	9,000
Net cash used in investing activities	(162,045)	12,550	(149,495)

Cash flows provided by financing activities:
Payments on notes payable to related parties	(100,000)	-	(100,000)
Proceeds from sale of stock	2,925,333	(401,742)	2,523,591
Minority capital raised	2,276,295	-	2,276,295
Net cash provided by financing activities	5,101,628	(401,742)	4,699,886

Net decrease in cash	(3,147,633)	-	(3,147,633)

Cash, beginning of period	3,850,666	-	3,850,666

Cash, end of period	$703,033	$-	$703,033

Supplemental disclosures of cash flow information:
Cash paid for interest	$-		$-
Non-cash transactions:
Issuance of common stock to retire debt	$1,542,943	-	$1,542,943

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2007			Nine months ended June 30, 2007
	As previously	Reclassifications and		As previously	Reclassifications and
	reported	adjustments	As restated	reported	adjustments	As restated
Revenues:
Software licensing fees	$150,000	$-	$150,000	$1,390,000	$-	$1,390,000
Custom engineering fees	92,500	(72,550)	19,950	497,700	-	497,700
Other	20,656	(18,052)	2,604	126,764	-	126,764
Total revenues	263,156	(90,602)	172,554	2,014,464	-	2,014,464

Expenses:
General, administrative and selling expenses	1,535,665	70,587	1,606,252	3,990,052	-	3,990,052
General, administrative and selling expenses stock based compensation	2,646,051	-	2,846,051	5,656,459	-	5,656,459
Research and development	692,995	(265,900)	427,095	878,595	-	878,595
Amortization and depreciation	31,615	-	31,615	78,361	-	78,361
Total operating expenses	4,906,326	4,687	4,911,013	10,603,467	-	10,603,467
		-			-
(Loss) from operations	(4,643,170)	(95,289)	(4,738,459)	(8,589,003)	-	(8,589,003)

Interest income	1,342	(1,031)	311	311	-	311
Interest expense	(1,956)	-	(1,956)	(11,640)	-	(11,640)
Net (loss) before minority interest	(4,643,784)	(96,320)	(4,740,104)	(8,600,332)	-	(8,600,332)

Minority interest	68,693	60,661	129,354	129,354	-	129,354
Net (loss)	$(4,575,091)	$(35,659)	$(4,610,750)	$(8,470,978)	$-	$(8,470,978)

Basic and diluted net (loss) per share	$(0.02)	$-	$(0.02)	$(0.04)	$-	$(0.04)

Weighted average shares outstanding,
basic and diluted	232,546,146	-	232,546,146	216,455,124	-	216,455,124

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30, 2007
		Reclassifications
	As previously	and
	reported	adjustments	As restated
Cash flows from operating activities:
Net (loss) for period	$(8,470,978)	$-	$(8,470,978)

Adjustments to reconcile net loss to cash used in operating activities:
Stock and options issued for services	-	-	-
Stock based compensation	5,656,459	-	5,656,459
Amortization and depreciation	78,361	-	78,361
Minority interest	(129,354)	-	(129,354)
Changes in assets and liabilities:
Deferred revenue	1,150,000	-	1,150,000
Accounts receivable	(390,020)	-	(390,020)
Prepaid expenses	4,399	-	4,399
Other assets	(36,120)	-	(36,120)
Accounts payable and accrued expenses	178,566	-	178,566
Total cash used in operating activities	(1,958,687)	-	(1,958,687)

Net cash used in investing activities:
Purchase of equipment	(54,035)	-	(54,035)
Purchase of intangible assets	(197,230)	-	(197,230)
Loan to affiliate	(50,000)	-	(50,000)
Net cash used in investing activities	(301,265)	-	(301,265)

Cash flows provided by financing activities:
Payments on notes payable to related parties	32,956	-	32,956
Proceeds from sale of stock	2,455,050	-	2,455,050
Minority capital raised	376,721	-	376,721
Net cash provided by financing activities	2,864,727	-	2,864,727

Net decrease in cash	604,775	-	604,775

Cash, beginning of period	291,426	-	291,426

Cash, end of period	$896,201	$-	$896,201

Supplemental disclosures of cash flow
information:
Cash paid for interest	$-	$-	$-
Non-cash transactions:
Issuance of common stock to retire debt	$619,000	$-	$619,000

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

The Company has adopted SFAS No. 123R using the “modified prospective application” and, therefore, financial statements from periods ending prior to October 1, 2005, have not been restated.  The Company’s net loss for the three months ended June 30, 2008 and 2007 was $457,029 and $2,646,051, respectively higher than if it had continued to account for share-based compensation under APB No. 25.  The Company’s net loss for the nine months ended June 30, 2008 and 2007 was $1,898,827 and $5,656,459, respectively, higher than if it had continued to account for share-based compensation under APB No. 25.

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

7.  NOTES PAYABLE TO RELATED PARTIES

 Notes payable consisted of the following:

	June 30,	September 30,
	2008	2007
Contingent repurchase agreement to Video Software Partners, secured by certain software products, payable on February 1, 2008, interest imputed at 10%	$-	$1,642,944

Note payable to a related individual, at 10%, due November 25, 2004, extended year to year, unsecured	25,000	25,000
	$25,000	$1,667,944

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:
	June 30,	September 30,
	2008	2007
Accounts payable - trade	$997,098	$543,487
Accrued expenses - other	55,558	242,151
Due to investment banker	-	139,825
Accrued vacation pay	129,673	76,640
Accrued payroll and payroll taxes	89,862	297,296
Customer advances	-	150,000
Accrued interest	11,016	-
Accrued rent	23,434	-
	$1,306,641	$1,449,399

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

10.  STOCKHOLDERS’ (DEFICIT)/EQUITY

Common stock

Payments for Services

In the nine months ended June 30, 2008, the Company issued a total of 7,676,719 shares of common stock for consulting, advisory and other services recorded at market values ranging between of $0.13 and $0.26 per share or $1,524,394.  For the same period in the previous fiscal year, the Company issued 4,438,462 shares at market values ranging between $0.05 and $0.13 per share or $482,500 for consulting and advisory services.

Capital Raises

In the nine months ended June 30, 2008, the Company issued 27,385,412 shares of restricted common stock with no demand or piggy-back registration rights to accredited investors for $2,652,786, less fees of $175,242.

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

At June 30, 2008, summarized stock options outstanding and exercisable were:

	Outstanding Stock Options		Exercisable Stock Options
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	84,404,634	$.1159	40,767,182	$.1159
Granted	15,100,000	$.1000	4,169,848	$.0874	.
Outstanding at end of period	99,504,634	$.1135	44,937,030	$.1135

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Shares	Life	Weighted Average exercise Price	Shares	Life	Weighted Average exercise Price
						$
$0.010 - $0.085	51,979,634	8.15	$0.08	23,250,012	815	$0.08

$0.100 - $0.200	42,045,000	7.53	$0.10	20,254,516	7.53	$0.10

$0.210 - $1.333	5,480,000	6.70	$0.54	1,432,502	6.90	$0.61

	99,504,634			44,937,030

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

For the nine months ended June 30, 2008, the Company purchased services from one supplier that individually accounted for 17% percent of the Company’s total product development and consulting fees for the period.  Should the Company lose this supplier, it will have a material adverse impact on the operations of the Company.

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

14.  DEFERRED INCOME TAXES

The Company reduced the deferred tax asset resulting from its tax loss carry forwards by a valuation allowance of an equal amount to the deferred asset as the realization of the deferred tax asset is uncertain. Deferred tax assets are as follows:

	June 30,	September 30,
	2008	2007

Net operating loss carryforward	$21,861,000	$19,013,000
In-process research and development	930,000	1,528,000
Transition adjustment	217,000	217,000
	$23,008,000	$20,758,000
Less valuation allowance	(23,008,000)	(20,758,000)
Net deferred tax assets	$-	$-

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

The Note may not be prepaid without the written consent of Dalcor.  The Company is obligated to prepay the Principal Amount, together with all accrued and unpaid interest, fees and other amounts due and payable pursuant to the Note if the Company sells, exclusively licenses, conveys, assigns, leases, abandons or otherwise transfers or disposes of any of its properties or assets, unless (i) such transaction is in the ordinary course of the Company’s business, (ii) the proceeds of such transaction are paid to Dalcor, or (iii) with the prior written consent of Dalcor.  The Note grants to Dalcor anti-dilution rights in the event the Company enters into a corporate transaction and the right of first refusal in the event the Company desires to issue any securities of the Company or enter into any new indebtedness.  If an event of default occurs and is continuing, Dalcor may rescind any outstanding conversion notice and declare any and all amounts owing under the Note immediately due and payable at a price of 118% of the Principal Amount, together with all accrued and unpaid interest thereon.

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

As of November 12, 2008, 355,640,130 shares of Common Stock were issued and outstanding.  In the event that Dalcor converts the Note for 5,000,000 shares of Series C Preferred Stock, with voting and preferential rights of 100/1, Dalcor will own approximately 58.43% of the Company’s voting power and economic benefits, which will result in a change of control of the Company.  The Peninsula Group, which holds approximately 8.5% of the Company, is currently the controlling stockholder of the Company.

The Note may be converted into shares of Series C Preferred Stock, in whole or in part at any time at the option of Dalcor.  Further pursuant to the Note, the Company and Dalcor agree that so long as the Note remains outstanding, two of the three Board members shall be representatives of Dalcor

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

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

On August 21, 2008, the Board approved the appointment of Peter Ianace as Chairman of the Board of the Company and William Hopke as President and Chief Executive Officer of the Company, each effective immediately.  The annual compensation for each of Mr. Ianace and Mr. Hopke will be $198,000.  There is currently no bonus program.  As discussed in the paragraph above, on October 24, 2008, Mr. Ianace resigned as an officer and director of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations for the three and nine months ended June 30, 2008

We have restated the Consolidated Balance Sheet as of June 30, 2008, and the Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008, to correct the accounting for stock based compensation related to employee stock options, the accounting for certain performance based stock options, the accounting for minority interest and the classification of interest income and amortization expense.

 Our originally filed financial statements for the quarter ended December 31, 2007, reflected stock option expense for the entire fiscal year ended September 30, 2008, rather than being amortized on a straight-line basis over the vesting period.  This resulted in an overstatement of expenses for the three and nine months ended June 30, 2008.

We also improperly expensed certain performance-based stock options in the three and nine months ended June 30, 2008, when the conditions for vesting had not been met.  The options were subsequently forfeited.

 We also corrected our accounting for minority interest in the three and nine months ended June 30, 2008, which previously included the effects of a stock-split authorized subsequent to the date of the financial statements and which was previously based on an incorrect number of common shares outstanding and on an incorrect percentage ownership in our consolidated subsidiary.  In addition, we also corrected our classification of interest income, which was previously classified as revenues, and our classification of amortization expense, which was previously classified as a reduction of the underlying asset rather than as an increase in accumulated amortization.

Finally, we corrected our software licensing fee revenues that were prematurely recognized in the prior year three month period ended December 31, 2006.  The revenues were subsequently recorded in the proper prior year period when all of the conditions for revenue recognition were fully met.  We also corrected our accounting for minority interest, which had been understated due to use of an incorrect percentage ownership in our consolidated subsidiary, as well as corrected the classification of certain operating expenses.  The aggregate effect of these corrections was to increase our operating loss in the three months ended June 30, 2007 by $35,659.  The operating results through nine months ended June 30, 2007, however, were unaffected by these corrections.  The errors were corrected in the quarter ended June 30, 2008, and for all prior quarters.

The impact of the restatement and other reclassifications on our Consolidated Balance Sheet as of June 30, 2008,  and our Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2008, is summarized in Note 2 of the Notes to the consolidated financial statements.

During the nine months ended June 30, 2008, we generated revenues of $2,540,296 (compared with $2,014,464 in the same period last year, or an increase of 26%). The major components of revenue were:

●	Revenues were $1,001,540 for the three months ended June 30, 2008 (compared with $172,554 for the same period last year).
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

For the nine months ended June 30, 2008, our total operating expenses were $12,663,490 (compared to $10,603,467 in the same period last year). Product development and consulting expenses were $2,290,142 (compared to $878,595 in the comparable period in 2007, or an increase of 160%).  This substantial increase is primarily attributable to an increase in outsource engineering costs incurred in the development of VUELIVE, the design of Blideo’s application and the provision of engineering services to third parties. For the nine months ended June 30, 2008, our general, administrative and selling expenses were $10,270,455 (compared to $9,646,511 in the comparable period last year, or an increase of 6%). General, administrative and selling expenses incurred for the nine months ended June 30, 2008, which were attributable to the non-cash expenses from the Company’s employee stock based compensation, were $1,898,827 (compared to $5,656,459 in the comparable period last year, or a decrease of 66%).  We incurred increased salary expenses related to our sales and marketing program and legal and accounting expenses relating to our becoming a fully reporting company.

For the three months ended June 30, 2008, our total operating expenses were $4,243,540 (compared to $4,911,013 in the same period last year).  Stock based compensation expense of $457,029 was down from $2,846,051 in the same period last year or 84%, on reduced grant activity, accounting for most of the favorable reduction.

Selling, general and administrative expenses for the three months ended June 30, 2008 increased by 92% to $3,089,714 as compared to $1,606,252 in the same period last year.  The increase is attributed to additional sales and marketing resources as well as increased legal and accounting expenses relating to our becoming a fully-reporting company.  Product development expenses for the three months ended June 30, 2008 were $664,079, an increase of $236,984 over the prior period of $427,095, attributed to increased outsource engineering services incurred in development of VUELIVE.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred significant and recurring losses from the period December 22, 2003 (inception), through June 30, 2008. At June 30, 2008, we had $280,500 in cash (excluding Blideo’s cash of $422,533, over which we may be deemed to have control through the ownership interests in Blideo of Espre and Mr. Leighton is being a director of both companies) compared with $3,352,414 (excluding Blideo’s cash of $498,251) at September 30, 2007.  Our continued existence is dependent upon its ability to achieve profitability and to generate cash either from operations or financing.

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

For the nine months ended June 30, 2008, and June 30, 2007, we used net cash of $7,698,025 and $1,958,687, respectively, for operations; we used net cash of $149,494 and $301,265, respectively, for investing, and we realized net cash of $4,699,886 and $2,864,727, respectively from financing activities, primarily from the sale of our common stock and receipts of stock subscription receivables. The increase of $5,739,338 in net cash used was primarily due to the addition of personnel in the area of sales, marketing, and engineering along with Blideo’s not having come into existence prior to April 2007.  The achievement of profitability and the ability to generate sufficient cash flows from operations will depend on, among other things, the acceptance of our products and services, competition, and the deployment of video applications by our customers. These matters by their nature contain uncertainties and our financial statements do not include any adjustments that might occur from future efforts. There is substantial doubt about our ability to continue as a going concern.

Our current cash requirements are approximately $1,150,000 per month, principally for salaries, professional services and office expenses. Included in these expenditures is approximately $400,000 of development expense for the design and deployment of Blideo’s application, VUELIVE, and other customers. As Blideo’s application and VUELIVE design and development near completion we project our cash requirements per month to decrease and approach $550,000.  Our capital expenditures (depending on our hiring program), which principally consist of computer equipment, test equipment and office requirements, are approximately $15,000 per month. Based on our cash flow projections, we expect that while our cash requirements will continue at their current rate for the foreseeable future, we will be able to meet a portion of our cash requirements from the proceeds of agreements for our services and the sale of our products. We have been and expect to remain cash flow negative for the next twelve months, and will therefore be dependent on the proceeds of the sale of our equity securities.

As with any company engaged in the development of new technology, we have constantly been challenged by the need to find continuing and new sources of capital to meet our operating expenses. There can be no assurance that we will continue to be successful in obtaining financing, or that we will, as we now anticipate, be able to generate significant revenues from operations for the next twelve months, in which event we may be unable to proceed with our business operations. Substantial doubt exists about our ability to continue as a going concern if we do not generate significant revenues from operations and from financing.

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

The description of the private placement in this Report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the Note, the Security Agreement and the Pledge Agreement (the “Transaction Documents”) filed as exhibits to the Company’s Report on Form 8-K filed August 26, 2008.

Critical Accounting Policies and Recent Accounting Pronouncements

The Company’s critical accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the Company’s report on Form 10 filed March 31, 2008. A discussion of those policies that require management judgment and estimates and are most important in determining the Company’s operating results and financial condition appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s report on Form 10.  The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

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